Form 10-Q
period 1995-04-01
MILLER BUILDING SYSTEMS INC
filed 1995-05-15
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    April 1, 1995

                               OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to           .

                 Commission file Number    0-14651


                  MILLER BUILDING SYSTEMS, INC.
      (Exact name of registrant as specified in its charter)

            Delaware                             36-3228778
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)

      58120 County Road 3 South
      Elkhart, Indiana                            46517
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (219) 295-1214

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Common Shares, Par Value $.01 Per Share
          3,100,963 Shares Outstanding at May 9, 1995

The index to Exhibits is at page 14 in the sequential numbering system. Total pages: 15




                    MILLER BUILDING SYSTEMS, INC.


                              CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets            3-4

             Consolidated Condensed Statements of Operations   5

             Consolidated Condensed Statements of Cash Flows   6

             Notes to Consolidated Condensed Financial
              Statements                                      7-8


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       9-11

Part II.  Other Information                                   12

Signatures                                                    13

Index to Exhibits                                             14























Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                         April 1,       July 2,
                                           1995          1994


                               ASSETS

CURRENT ASSETS:

  Cash and temporary cash investments  $    63,975   $   132,084
  Receivables                            4,936,970     6,186,820
  Inventories                            3,855,303     3,372,404
  Deferred federal income taxes            399,000       399,000
  Other current assets                     308,210       400,826
                                       ___________   ___________

     TOTAL CURRENT ASSETS                9,563,458    10,491,134
                                       ___________    __________

PROPERTY, PLANT AND EQUIPMENT, at cost  10,197,049     8,460,276
  Less, Accumulated depreciation and
   amortization                          4,076,362     3,666,270
                                       ___________   ___________
                                         6,120,687     4,794,006

OTHER ASSETS, net                           21,429        22,887
                                       ___________   ___________

     TOTAL ASSETS                      $15,705,574   $15,308,027
                                       ===========   ===========

See notes to consolidated condensed financial statements.













                    MILLER BUILDING SYSTEMS, INC.
                           AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                         April 1,       July 2,
                                           1995          1994


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $   930,000   $   525,000
  Current maturities of long-term debt     222,484       100,481
  Accounts payable                       2,063,346     3,202,938
  Accrued income taxes                        -          140,542
  Accrued expenses and other               720,272       680,745
  Accrued nonrecurring items               358,776       468,198
                                       ___________   ___________

     TOTAL CURRENT LIABILITIES           4,294,878     5,117,904

LONG-TERM DEBT, less current maturities  1,413,414       109,925
DEFERRED FEDERAL INCOME TAXES              146,000       146,000
OTHER                                      196,201       144,396
                                       ___________   ___________

     TOTAL LIABILITIES                   6,050,493     5,518,225
                                       ___________   ___________

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      1,299,317     1,250,434
                                       ___________   ___________
                                        12,794,455    12,745,572

  Less, Treasury stock, at cost          3,139,374     2,955,770
                                       ___________   ___________

     TOTAL STOCKHOLDERS' EQUITY          9,655,081     9,789,802
                                       ___________   ___________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $15,705,574   $15,308,027
                                       ===========   ===========

See notes to consolidated condensed financial statements.






                    MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                        April 1,      April 2,
                                          1995          1994

Net sales                             $ 9,225,932   $  8,279,366

Costs and expenses:
  Cost of products sold                 8,093,950      7,506,225
  Selling, general and administrative   1,230,291      1,004,410
  Nonrecurring items                      465,515        (80,338)
  Gain on sale of property                   -          (183,341)
  Interest expense                         38,330         14,816
  Interest income                          (4,194)       (21,030)
                                      ___________   ____________
    INCOME (LOSS) BEFORE INCOME TAXES    (597,960)        38,624
Income taxes (credit)                    (227,000)        15,000
                                      ___________   ____________
    NET INCOME (LOSS)                 $  (370,960)  $     23,624
                                      ===========   ============
Earnings (loss) per share
  of common stock                     $      (.12)  $        .01
                                      ===========   ============
Weighted average number of common
shares and equivalents outstanding      3,100,963      3,212,057
                                      ===========   ============

                                          Nine Months Ended
                                       April 1,       April 2,
                                         1995           1994

Net sales                            $ 30,155,551   $ 27,763,829

Costs and expenses:
  Cost of products sold                25,973,420     24,250,353
  Selling, general and administrative   3,670,124      3,235,804
  Nonrecurring items                      399,515       (231,120)
  Gain on sale of property                   -          (183,341)
  Interest expense                         84,720         69,755
  Interest income                         (11,256)       (21,043)
                                      ___________    ___________
    INCOME BEFORE INCOME TAXES             39,028        643,421
Income taxes (credit)                     (17,000)       244,000
                                     ____________    ___________
    NET INCOME                       $     56,028    $   399,421
                                     ============    ===========
Earnings per share of common stock   $        .02    $       .12
                                     ============    ===========
Weighted average number of common
shares and equivalents outstanding      3,136,806      3,212,057
                                     ============    ===========
See notes to the consolidated condensed financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended
                                        April 1,      April 2,
                                          1995          1994


Net cash provided by (used in)
  operating activities                $    28,921  $  (145,390)
                                      -----------  -----------
Cash flows provided by (used in)
  investing activities:
    Proceeds from disposition of
      property, plant and equipment         -            9,900
    Proceeds from disposition of
      property held for sale                -        1,145,510
    Purchase of property, plant
      and equipment                    (1,736,773)    (218,856)
                                      -----------  -----------
      Net cash provided by (used in)
        investing activities           (1,736,773)     936,554
                                      -----------  -----------
Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term
      borrowing                        15,843,000    13,581,000
    Payments on short-term
      borrowing                       (15,438,000)  (14,078,000)
    Payments of long-term debt            (74,508)      (68,107)
    Proceeds from Industrial
      Revenue Bond                      1,500,000          -
    Proceeds from exercise of
      stock options                        19,250          -
    Purchase of treasury stock           (260,000)     (218,098)
    Proceeds from sale of
      treasury stock                       50,001          -
                                      -----------   -----------
      Net cash provided by (used in)
        financing activities            1,639,743      (783,205)
                                      -----------   -----------
Increase (decrease) in cash and
  temporary cash investments              (68,109)        7,959

Cash and temporary cash investments:
  Beginning of period                     132,084        43,112
                                      -----------   -----------
  End of period                       $    63,975   $    51,071
                                      ===========   ===========

See notes to consolidated condensed financial statements.



                  MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying consolidated condensed financial statements include the accounts of Miller Building Systems, Inc. and it's subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 1, 1995.

     The July 2, 1994 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note B - INVENTORIES

     Inventories consist of the following:

                                 April 1, 1995      July 2, 1994

Raw materials                     $ 3,146,545        $ 2,933,238
Work in process                       543,663            287,106
Finished goods                        165,095            152,060
                                  -----------        -----------
                                  $ 3,855,303        $ 3,372,404
                                  ===========        ===========


Note C - INCOME TAXES

    The provision for income taxes includes estimated federal and state income taxes computed using statutory rates in effect with recognition given to various income tax versus financial reporting differences. The credit for income taxes was 38.0% of income before income taxes for the three months ended April 1, 1995 compared to a 38.8% provision in the comparable three month period of fiscal 1994. During the first quarter of fiscal 1995, Miller reversed $32,000 of previously accrued federal and state income taxes as a result of a settlement of the audit by the Internal Revenue Service resulting in a credit for income tax of $17,000 for the nine months ended April 1, 1995.


Note D - NONRECURRING ITEMS

    During the third quarter, Miller recorded a pre-tax charge of $265,515, which resulted from the final resolution of disputed warranty issues with a customer. These disputed warranty issues related to a project completed during the third quarter of fiscal 1994. Also, in the third quarter Miller recorded a pre-tax charge of $200,000 for exit costs associated with the closing of the Residential operation. The $200,000 charge is comprised of the following: Costs under the noncancellable lease agreement, which expires March 31, 1997, of $133,000; continuing costs associated with taxes, insurance and maintenance on the leased facility during the remaining term of the lease - $30,000; and write-down of certain equipment, jigs and fixtures to net realizable value - $37,000. Although Miller will attempt to sublease the facility to reduce its carrying cost, Miller has not estimated any sublease income since subleasing may be difficult. The accrual of exit costs for the shutdown of the Residential division does not include operating costs to be incurred during the shutdown period to be completed during the fourth quarter.

In addition, during the first six months of fiscal 1995, Miller reversed certain restructuring accruals recorded during the third fiscal quarter of 1993. These reversals included $25,000 for the early release from the Fontana property lease agreement, $23,000 for lower than expected legal costs to settle disputes on the Denver International Airport project at the closed PME Pacific Systems, Inc. ("PME") operations and $18,000 for lower interest expense on the final settlement with the Internal Revenue Service.

In comparison, during the first nine months of fiscal 1994, $231,120 of restructuring accruals for warranty, employee relocations, certain lease commitments and carrying costs related to the sold Woodburn, Oregon facility were reversed.


















Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - April 1, 1995 compared to July 2, 1994

     At April 1, 1995, Miller's working capital was $5,268,580 compared to $5,373,230 at July 2, 1994. The working capital ratio was 2.2 to 1 at April 1, 1995 and 2.0 to 1 at July 2, 1994.

     Miller has an unsecured bank credit agreement that provides for advances up to $5,000,000 through November 30, 1995. There was $930,000 outstanding under this agreement at April 1, 1995 and $525,000 at July 2, 1994. Miller, through it's Telecom subsidiary, placed $1,500,000 in Industrial Revenue Bonds on November 15, 1994. The Bonds carry a floating interest rate set weekly and have twelve annual sinking fund payments of $115,000 due November 1st each year beginning in 1995, with the final payment of $120,000 due November 1, 2007. The proceeds from the Bond issue funded the Telecom plant expansion.

     During the nine-month period ended April 1, 1995, Miller repurchased 80,000 shares of its common stock for $260,000.

Results of Operations - Three months ended April 1, 1995 compared to the three months ended April 2, 1994

     Net sales increased $946,566 during the third quarter of fiscal 1995 or approximately 11.4% from the corresponding quarter in fiscal 1994. Miller Structures, Inc. ("Structures") recorded a 12.3% increase. The Midwest and Eastern Structures plants recorded a 58.7% increase as the economy in these markets remained strong. The California Structures plant experienced a very difficult third quarter as net sales decreased 73.6%. The plant was effectively shutdown for nearly half of the quarter because of low sales bookings and the delay of a major contract. Our backlogs at the California plant are growing and we should see a recovery in sales volume during the fourth quarter. Net sales at the Structures' Residential division decreased 15.0% during the current quarter as the operation experienced labor shortages that slowed production levels. Telecom attained a 20.0% sales increase as the subsidiary continued to increase market share.

     During the three-month period ended April 1, 1995, cost of sales was 87.7% of net sales compared to 90.7% for the comparable period of fiscal 1994. Generally, changes in gross profit are a result of varying factors, none of which can be specifically quantified, as product profitability varies in the different geographic regions served by Miller and because of varying product mix. The decrease in the cost of sales percentage for the quarter ended April 1, 1995 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the three-month period ended April 1, 1995, increased $225,881 compared to the similar period of fiscal 1994. The increase in selling, general and administrative expenses for the quarter was primarily the result of higher compensation, employee training, and increased administrative expenses to support the Telecom expansion. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended April 1, 1995 were 13.3% compared to 12.1% in the comparable three month period in fiscal 1994.

     During the third quarter, Miller recorded a pre-tax charge of $265,515, which resulted from the final resolution of disputed warranty issues with a customer. These disputed warranty issues related to a project completed during the third quarter of fiscal 1994. Also in the third quarter, Miller recorded a pre-tax charge of $200,000 for exit costs associated with the closing of the Residential operation. The $200,000 charge is comprised of the following: Costs under the noncancellable lease agreement, which expires March 31, 1997, of 133,000; continuing costs associated with taxes, insurance and maintenance on the leased facility during the remaining term of the lease - $30,000; and write-down of certain equipment, jigs and fixtures to net realizable value - $37,000. Although Miller will attempt to sublease the facility to reduce its carrying cost, Miller has not estimated any sublease income since subleasing may be difficult. The accrual of exit costs for the shutdown of the Residential division does not include operating costs to be incurred during the shutdown period to be completed during the fourth quarter.

     Interest expense increased $23,514 to $38,330 during the current three-month period compared to the similar period in the prior year. This increase was a result of higher average levels of debt outstanding and higher interest rates during the quarter.

     The credit for income taxes was 38.0% of the loss before income taxes for the three months ended April 1, 1995 compared to a 38.8% provision in the comparable three-month period of fiscal
1994.

Results of Operations - Nine months ended April 1, 1995
compared to nine months ended April 2, 1994

    Net sales increased $2,391,722 for the nine-month period ended April 1, 1995 or 8.6% compared to the similar period of fiscal 1994. The increase in net sales for the nine-month period is attributable to all the Miller entities. Structures recorded a 11.6% sales increase, with the Structure's Residential division contributing a 30.7% sales increase. Net sales at Telecom increased 27.2% over the same period last year.

    During the nine-month period ended April 1, 1995, cost of sales were 86.1% of net sales compared to 87.3% for the comparable nine-month period last year. The cost of sales percentage is a result of varying factors, none of which can be specifically quantified or represent a trend. Product profitability varies in different geographical regions served by Miller and because of varying product types produced from time to time.

    Selling, general and administrative expenses for the nine-month period ended April 1, 1994, increased $434,320 compared to the similar period of fiscal 1994. The increase consists primarily of higher compensation and training along with higher legal expenses related to the reorganization of Miller's management. As a percent of net sales, selling general and administrative expenses for the nine-month period ended April 1, 1995, were 12.2% compared to 11.7% in the comparable nine month period of fiscal 1994.

Nonrecurring charges of $400,000 for the nine months ended April 1, 1995, consist of a $266,000 charge for the settlement of warranty issue with a customer, a $200,000 charge for the exit costs associated with the shutdown of the Residential operation and $66,000 of gains associated with the reversal of restructuring accruals related to the early release from the Fontana property lease agreement, lower than expected legal costs to settle disputes on the Denver International Airport project and lower interest expense on a settlement with the Internal Revenue Service. Nonrecurring gains of $231,000 for the nine months ended April 1, 1994, related to accruals for warranty, employee relocations, certain lease commitments and carrying costs for the Woodburn and Fontana properties, which were reversed during the second the third fiscal quarters of 1994.

    Interest expense increased $14,965 to $84,720 during the current nine-month period compared to the similar period of the prior year. The increase was the result of higher average levels of debt outstanding and higher interest rates.

    The credit for income taxes was 38.0% of income before income taxes for the three-month period ended April 1, 1995 compared to a provision of 38.8% in the comparable three-month period of fiscal
1994.  During the first quarter of fiscal 1995, Miller reversed
$32,000 of previously accrued federal and state income taxes as the result of a settlement of the audit by the Internal Revenue Service resulting in a credit for income tax of $17,000 for the nine months ended April 1, 1995.



















Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K


    There were no reports on Form 8-K filed during the three months ended April 1, 1995.













































                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: May 12, 1995                 \Edward C. Craig
                                   Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




                                   \Thomas J. Martini
                                   Thomas J. Martini
                                   Secretary and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

























                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

                              FORM 10-Q

                          INDEX TO EXHIBITS




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings