Form 10-K
period 1995-07-01
MILLER BUILDING SYSTEMS INC
filed 1995-09-13
CIK 791905

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended    July 1, 1995
                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ________ to ________.

                      Commission file No.   0-14651

                        MILLER BUILDING SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)

      Delaware                                           36-3228778
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

      58120 County Road 3 South
      Elkhart, Indiana                                           46517
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (219) 295-1214

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, Par Value $.01 Per Share
                             (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the stock as reported by the National Association of Securities Dealers' Automated Quotation Systems, on August 31, 1995:
$8,081,136.

As of August 31, 1995, the Registrant had 3,100,963 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

The following are incorporated into this Annual Report on Form 10-K:
o Portions of Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, are incorporated into Part III.

                                 PART I

ITEM 1.   BUSINESS

The Company

     Miller Building Systems, Inc. ("Miller") is the parent of Miller Structures, Inc. ("Structures") and Miller Telecom Services, Inc. ("Telecom"). All operations of Miller are conducted through its two wholly-owned subsidiaries which design, manufacture, and market factory-built buildings. Miller ceased all operations at PME Pacific Systems, Inc. ("PME") after its final contract was completed in early 1994.

     Miller originally was organized as an Indiana corporation in November 1982 under the name of "Graylyon Corp." and then merged, effective April 1983, into a Delaware corporation named "Gray Lyon Company". In November 1986, the Company amended its Certificate of Incorporation to change its name to "Modular Technology, Inc." In November 1988, the Company again amended its Certificate of Incorporation to change its name to "Miller Building Systems, Inc." All references to Miller herein refer to Miller Building Systems, Inc., a Delaware corporation, and its predecessor Indiana corporation.

     Miller maintains its Executive Offices at 58120 County Road 3 South, Elkhart, Indiana 46517; telephone number (219) 295-1214. The Executive Office is Miller's principal operating office from which it manages and coordinates the activities of Structures and Telecom.


                                STRUCTURES

     Structures is headquartered in Elkhart, Indiana and operates all administrative, sales and production from that location. The Structures office controls manufacturing facilities in Bennington, Vermont, Elkhart, Indiana, Leola, Pennsylvania, Sioux Falls, South Dakota and Patterson, California. A Residential division, which operated as Miller Residential ("Residential") a division of Structures was closed during the third quarter of fiscal 1995. Miller has discontinued all operations of the Residential division and the plant was closed with all substantially all assets disposed of by the end of fiscal 1995.


Structures - Modular and Mobile Office Buildings

Products

     The buildings produced by Structures are generally movable or relocatable and are composed of either single or multiple units often referred to as modular units. Individual units are either 8, 10, 12, or 14 feet in width and up to 80 feet in length. These individual units can be combined into buildings varying in size from several hundred to several thousand square feet. Although most buildings are one story, they can be built to be two or three stories high depending on user requirements.

     The factory-built buildings produced by Structures meet the specialized needs of users, which include architectural and engineering firms, churches, construction companies, correctional or prison authorities, educational and financial institutions, libraries, medical and dental facilities, military installations, post offices, real estate firms, restaurants and retail businesses. The cost of the building varies depending on its application or its specifications and may, in certain instances, be less expensive than comparable conventional site-built buildings. Structures' cost portion of a completed building does not include transportation, site preparation, foundation and other installation work which is the responsibility of the user and is often provided and charged to the user by Structures' customer. In addition to all the aforementioned costs, the price charged to the user by Structures' customer will reflect a "mark-up" which is determined by Structures' customer and not by Structures.

     Buildings or units (modules) of buildings produced by Structures are usually built on a steel frame. Attached to the frame, customarily, is a chassis with wheels and axles. This chassis will either become a permanent portion of the building, permitting it to be easily transported to another site, or be removed at the building installation site. The chassis facilitates the transportation of the individual units over the highways from Structures' factory to either its customer's facilities or the user's installation site.

     The floor, roof and walls of any building are constructed of conventional building materials, primarily wood or comparable materials. The building or module is fabricated in a process similar to conventional sitebuilt construction with appropriate variations. Structures also produces buildings utilizing non-combustible materials. For these types of buildings, the floor is made of concrete. The wall studs and roof frame are made of steel and other components. The buildings utilize various other non-combustible materials.

     Interiors and exteriors of the buildings are completed to customer specifications. Finished buildings or modules include required electrical wiring, plumbing, heating and air conditioning, and floor coverings. Exteriors are constructed of wood, aluminum or other specified exterior materials such as brick facing, etc.

     Buildings produced by Structures are designed and engineered before production. Detailed plans and other documentation prepared by Structures are submitted to its customers and users as well as to various regulatory agencies for approval prior to commencement of construction. Structures maintains its own engineering and design staff which is capable of handling virtually all types of building orders. On occasion, however, Structures may retain the services of outside engineering and design firms.

Marketing

     Structures does not sell its buildings directly to ultimate users of the buildings. Structures' customers do not represent Structures on an exclusive basis. Structures competes for customer orders based on price, quality, timely delivery, engineering capability and general reputation for reliability. Structures sells its products to approximately 75 customers. Customers may be national, regional or local in nature. Customers will sell, rent or lease the buildings purchased from Structures to the users. Structures believes a significant portion of its product is either rented or leased by the users from its customers.

     Structures' sales staff calls on prospective customers in addition to maintaining continuing contact with existing customers. The sales staff assists its customers and their prospective customers in developing building specifications in order to facilitate the preparation by Structures of a quotation. The sales staff, in conjunction with the engineering staff, maintains ongoing contact with the customer base.

     Certain customers maintain rental fleets of standardized units such as construction-site buildings or buildings for general office space requirements. These buildings are generally rented or leased for a specific requirement, and when the requirement has been satisfied, the buildings are returned to Structures' customer for re-renting or leasing to other users. Other buildings are produced to a specific user's requirements and Structures' customer will either lease it to its customer or sell it outright. As a result of transportation costs, the effective distribution range of buildings produced by Structures is limited to an area within 400-600 miles from each manufacturing facility.

     Structures believes that the various leasing plans offered to the users by its customers are a significant benefit of factory-built buildings over similar conventional site-built buildings. Other significant benefits to the customer are the speed with which a factory-built building can be made available for use compared to on-site construction and the ability to relocate the building to another site if the customer's utilization requirements change.

     Certain companies within the industry served by Structures, including some who are customers of Structures, have their own manufacturing facilities to provide all or a portion of their building requirements. Structures does not believe there is any specific identifiable industry trend or direction of its customers having their own captive manufacturing capabilities. Certain customers have acquired or started their own manufacturing facilities and other customers have closed or reduced their manufacturing capability. Structures believes that its customers are best served by having the flexibility of outside product sources and avoiding the possible inefficiencies of captive manufacturing facilities.

     Structures is highly dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller. For the fiscal years ended July 1, 1995 and July 2, 1994, the following customer represented 10% or more of net sales of Miller: Transport International Pool, Inc. d/b/a GE Capital Modular Space, a division of General Electric Capital Corporation, represented 23% and 21% respectively.

Competition

     Competition in the factory-built building industry is intense and Structures competes with a number of entities, some of which may have greater financial resources than Miller and Structures. To the extent that factory-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to competition from firms designing and constructing on-site buildings, Structures competes with numerous factory-built building manufacturers that operate in particular geographical regions.

     Structures competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. Structures believes that the principal basis on which it competes with on-site construction is the combination of the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements (including local and state regulatory compliance) and reliability in terms of completion time. The manufacturing efficiencies and generally lower wage rates of factory construction, even with the added transportation expense, in many instances result in the cost of factory-built buildings being equal to or lower than the cost of on-site construction of comparable quality. Quality, reliability and the ability to comply with regulatory requirements in a large number of states and localities depend upon the engineering and manufacturing expertise of the management and staff of Structures. The relative importance of these factors varies from customer to customer. Most of Structures' orders are awarded by its customers on the basis of competitive bidding.


                                  TELECOM

     Telecom is located in Elkhart, Indiana and operates all administrative, sales and manufacturing activities from that location. Telecom manufactures specialized buildings which utilize modular construction techniques.

Products

     Telecom manufactures modular factory-built buildings using pre-cast concrete, steel, wood or fiberglass construction. Each building is custom-built to the end users specifications and is typically finished to include electrical, grounding, sensing alarm, mechanical and air conditioning systems.

     The pre-cast concrete technology available through Telecom allows for vandal-proof and environmental protection necessary for the telecommunication industry. Telecom produces single and multiple module buildings with modules ranging in size from 8' x 10' to modules as large as 14' x 30'. Telecom has provided buildings, when assembled, consisting of a single module of 80 square feet to multiple module buildings ranging up to 1,440 square feet. Multiple story technology is currently being developed by Telecom. Telecom can provide complete site installation of the building, if required by the customer specifications. Opportunities in pre-cast concrete also exist for the containment of hazardous material in specialized shelters and in correctional facilities requiring pre-cast modular cells. The latter product can be provided to existing customers of Structures.

Marketing

     Telecom generally sells its product directly to the end user of the buildings, which has been principally telecommunication and utility companies, military bases and municipalities. Telecom also provides building transportation and site placement services, if required by the scope of the work. Telecom generally competes for orders by providing a quotation developed from specifications received from the potential customer. While price is often a key factor in the potential customer's purchase decision, other factors may also apply, including delivery time, quality and prior experience with a certain manufacturer. Several customers have designated Telecom as their nationwide supplier. Telecom is prepared, if necessary, to provide a potential customer a bid or performance bond to ensure Telecom's performance. The potential shipping radius of these type of buildings is not as restrictive as that of Modular and Mobile Office buildings; however, Telecom has concentrated its marketing efforts in geographic areas where, Telecom believes, it has a freight advantage over a significant portion of its competitors.

Competition

     Telecom competes with a number of national and regional firms. Some of these competitor companies may have greater financial strength or capabilities than Miller and Telecom; however, Telecom believes Miller's financial strength, engineering capabilities and experience in producing other types of factory-built structures are elements in providing a competitive advantage to Telecom.


                                  General
             (Applicable to all of Miller's principal markets)

Backlog

     The backlog of orders by market at August 31, 1995 and 1994 was as follows:

                              1995                1994

    Structures          $4,791,000          $7,699,000
    Telecom              1,895,000             950,000

    Backlog is broadly defined as firm order commitments not yet produced into a final building product. The 38% decrease from the prior year's backlog position for the Structures' modular and mobile office buildings is a result of some slowness in certain parts of the economy and Miller's decision to shift sales toward the more profitable technical and specific use units. Structures' management believes it is to early to determine if the current decline in backlog related to the economic slowness will have a negative impact on future earnings. Telecom's backlog nearly doubled as this subsidiary continues to develop its reputation and customer base. The management of Telecom believes that their backlogs will continue to increase with the ongoing development of their customer bases.

Regulation

    Customers of Miller's factory-built buildings, or Miller's subsidiaries if they complete the on site work, are generally required to obtain building installation permits from applicable governmental agencies. In certain cases, however, conditional use permits may be obtained in lieu of installation permits. Conditional use permits usually are granted for a stated period and may be renewable. Buildings completed by Miller's subsidiaries are manufactured and installed in accordance with applicable building codes set forth by the applicable state or local regulatory agencies.

    State building code regulations applicable to factory-built buildings vary from state to state. Many states have adopted codes that apply to the design and manufacture of factory-built buildings, such as those manufactured by Miller's subsidiaries, even if the units are manufactured outside the state and delivered to a site within that state's boundaries. Obtaining state approvals is generally the responsibility of the manufacturer. Some states also require certain customers to be licensed in order to sell or lease factory-built buildings. Additionally, certain states require a contractor's license from customers for the construction of the foundation, building installation, and other on-site work when this work is completed by the customer.

    Miller's subsidiaries, on occasion, have experienced regulatory delays in obtaining the various required building plan approvals. Miller's subsidiaries, in addition to some of its customers, actively seek assistance from various regulatory agencies in order to facilitate the approval process and reduce the regulatory delays.

Raw Materials

    Raw materials for products of Miller's subsidiaries are readily available from multiple sources and the subsidiaries have not experienced any difficulty in obtaining materials on a timely basis and in adequate quality and quantity. Miller's subsidiaries, in certain instances, have entered into national purchase arrangements with various suppliers. The benefit to Miller's subsidiaries of these type of arrangements is often lower material costs and a higher level of service and commitment.

Patents and Trademarks

    Miller has a patent for non-combustible modular buildings.

Seasonality

    Miller's subsidiaries historically have experienced greater sales during the first and fourth fiscal quarters with lesser sales during the second and third fiscal quarters. This reflects the seasonality of sales for products used in various applications, including classrooms and other educational buildings, and also the impact of weather on general construction related activities. See unaudited interim financial information contained in Note H of Notes to Consolidated Financial Statements.

Employees

    As of August 31, 1995, Miller and its subsidiaries had approximately 325 employees of which approximately 240 were direct production employees.

Engineering and Design

    Miller's subsidiaries engage in extensive engineering and design work to meet customers' requirements, as well as to prepare bid proposals for new projects. Engineering and design functions include structural, electrical, and mechanical design and specifications work.


ITEM 2.  PROPERTIES

    The principal office and production facilities of Miller and its subsidiaries consist of the following:

                       Approximate Square Footage

Location           Total     Production     Office     Owned or Leased

Elkhart, IN       77,500    61,500    16,000      Owned (1)

Elkhart, IN       54,800    50,600     4,200      Owned (2)

Leola, PA         61,900    58,900     3,000      Owned

Sioux Falls, SD   36,100    34,200     1,900      Leased (3)

Patterson, CA     44,600    41,400     3,200      Owned

Bennington, VT    28,900    27,000     1,900      Owned
_______________   _______   ______   _______
Total approximate
square footage    303,800   273,600   30,200



(1) Structures' administrative, sales, engineering and manufacturing facility. The Executive offices of Miller are also at this location.

(2)      Telecom administrative, sales and manufacturing facility.

(3) Leased until April 15, 1996 with three successive two-year renewal options.



ITEM 3.  LEGAL PROCEEDINGS

         Neither Miller, Structures, nor Telecom is subject to any material pending litigation other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

       Steven F. Graver (age 43) has been a Director of Miller since April 1991 and was elected Chairman of the Board of Directors on August 11, 1994. Effective July 1, 1995, Graver, Bokhof & Goodwin ("GraverBokhof") became Graver, Bofhof, Goodwin & Sullivan ("GBGS") GBGS is a subsidiary of the Optimum Group which has over 800 million in assets under management. Mr. Graver is President and Chief Portfolio Manager of the Optimum Group. In July 1991, GraverReich & Company ("GraverReich"), merged with Graver, Bokhof & Goodwin, an investment management firm, and Mr. Graver became a General Partner of GraverBokhof. From December 1986 until July 1991, Mr. Graver was the President and Chief Executive Officer, and Executive Vice President from February 1981 until November 1986, of GraverReich, an investment management firm which Mr. Graver co-founded.

       Edward C. Craig (age 60) became the Chief Executive Officer of Miller and Vice Chairman of the Board of Directors of Miller effective on July 2, 1994. Mr. Craig was elected President of Miller on August 11, 1994. From July 1991 until April 1994, Mr. Craig was President and Chief Executive Officer of IBG, a modular housing company. From April 1986 to July 1991, Mr. Craig was President of Ryland Building Systems, a division of Ryland Homes, Inc. Mr. Craig is a Director of Regional Building Systems.

       Thomas J. Martini (age 47) in April 1992 became the Secretary and Treasurer of Miller. Mr. Martini has been the Chief Financial Officer of Miller since February 1991. From May 1986 to February 1991, he was the Corporate Controller of Starcraft, Inc., a manufacturer of recreational vehicles.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       Miller's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation (NASDAQ) system under the ticker symbol "MTIK." The following table sets forth the quarterly range of high and low quotations for these securities as reported on the NASDAQ National Market System for the two most recent fiscal years.

                           Fiscal 1995         Fiscal 1994
                        High      Low       High      Low

         1st Quarter     4         3       3 1/4     2 3/4
         2nd Quarter     4       3 1/8       4       2 1/2
         3rd Quarter    4 1/4    3 1/4     4 1/4       3
         4th Quarter     4       2 5/8     3 3/4       3

         As of August 31, 1995, Miller estimates there were approximately 1,600 stockholders of Miller's Common Stock. Of this total, approximately 250 were stockholders of record and shares for approximately 1,350 stockholders were held in street name. Harris Trust & Savings Bank, Chicago, is Miller's Transfer Agent and Registrar.

         Miller did not pay dividends on its Common Stock in fiscal 1995 or fiscal 1994, as the Board of Directors ceased the payment of dividends in the
third fiscal quarter of 1993.   Miller does not intend to pay dividends in the
foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                           Years Ended
                     July 1,       July 2,      June 30,   June 30,  June 30,
                       1995         1994          1993       1992      1991
                                (In thousands, except per share data)

Net sales            $41,455      $38,569       $40,623    $40,757    $37,776
Net income (loss)        320(A)       312(A)     (2,014)(A)   (224)     1,951
Net income (loss)
  per share              .10          .10          (.61)      (.06)       .52
Cash dividends per
  share                   -            -           .075        .10        .08
Total assets          16,522       15,308        16,411     17,954     17,491
Long-term debt, less
 current maturities    1,385          110           210        302       -


(A) Miller's operating results were for fiscal years 1995, 1994 and 1993 were adversely impacted by nonrecurring items of $361,123, $159,252 and $2,345,363, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1995 Compared to Fiscal 1994

         Net sales increased $2.9 million or approximately 7% in fiscal 1995 from the corresponding amount in fiscal 1994. Structures reported a $3.4 million or approximately an 11% increase in net sales. Net sales in the Eastern plants of Structures increased $4.4 million or approximately 20%, while net sales in the West decreased $1.0 million or approximately 14%. All Structures' Eastern plants experienced net sales growth as the economy in these markets remained strong. The decline in net sales in the West was the result of the continuing sluggishness in the California economy. Telecom recorded a $1.0 million or approximately 23% increase in net sales as this subsidiary continues to build its reputation and customer base. Net sales at the closed residential division of Structures was virtually unchanged.

         Miller's gross profit during the 1995 fiscal year approximated 15% of net sales compared to approximately 12% of net sales in fiscal 1994. During fiscal 1995 Miller was able to shift a portion of the sales from the low end fleet business to the more profitable technical and specific use applications. Miller plans to continue the expansion of the technical and specific use markets.

         Selling, general and administrative expenses increased $.7 million in fiscal 1995. These expenses were 12% of net sales in fiscal 1995 compared to 11% of net sales in fiscal 1994. The increase in administrative expenses was primarily the result of higher payroll and other administrative expenses related to the growth at both Structures and Telecom.

         During the year, Miller recorded nonrecurring items of $361,123. These nonrecurring items consist primarily of a $265,514 charge which resulted from the final resolution of disputed warranty issues with a customer, a charge of $186,198 for exit costs associated with the closing of the residential division, and the reversal of $90,589 of certain restructuring charges recorded in fiscal 1993. The earlier than anticipated exit from the lease at the Fontana plant, a favorable arbitration settlement and the reversal of warranty reserves at the closed PME operations, partially offset by additional interest expense for an IRS audit, were the principal causes for the reversal of restructuring costs.

         At July 1, 1995, $239,639 in nonrecurring items remain outstanding of which $193,857 is a current liability. These items consist of severance and noncompete agreements with former officers, interest payable on the Internal Revenue audit and worker's compensation and relocation reserves related to the closed Western plants. $45,782 related to the noncompete agreement with a former officer is reflected as long-term. Of this total, approximately $4,000 will be paid in fiscal 1996, with the balance payable through fiscal 2004.

         The increase in interest expense in fiscal 1995 compared to fiscal 1994 of $42,808 was the result of a $55,349 increase in interest expense for the industrial revenue bond issued to finance the plant expansion at Telecom. Lower debt outstanding on the revolving line of credit was the principal cause for a $12,541 offsetting decrease in interest expense.

         During fiscal 1995 Miller recorded an income tax provision of $189,000 or 37% of pre-tax profit. In fiscal 1994, Miller recorded an income tax credit of $66,000. A provision of $91,000 or 37% of the pre-tax profit was offset by a reversal of $157,000 for a provision of federal and state income taxes related to an Internal Revenue Service audit settled favorably by Miller.

Fiscal 1994 Compared to Fiscal 1993

         Net sales decreased $2.1 million in fiscal 1994 from the corresponding amount in fiscal 1993. Structures reported a $2.3 million or approximately a 7% decrease in net sales. Net sales in the Eastern plants of Structures remained virtually unchanged, while net sales in the West decreased $3.4 million or approximately 32%. The decline in net sales in the West was the result of closing the plants in Woodburn, Oregon and Fontana, California. Net sales in the residential division of Structures increased $1.2 million or approximately 68%. The increase at the residential division of Structures was the result of the development of the divisions' dealer/builder customer base. Telecom recorded a $2.1 million or approximately 90% increase in net sales as this subsidiary continues to build its customer base. Net sales at PME decreased $1.9 million or approximately 55% as a result of the closing of the subsidiary.

         Miller's gross profit during the 1994 fiscal year approximated 12% of net sales compared to approximately 13% of net sales in fiscal 1993. During 1994, the Company experienced a shift in demand away from the more profitable technical and specific use applications.

         Selling, general and administrative expenses decreased $.9 million in fiscal 1994. These expenses were 11% of net sales in fiscal 1994 compared to 13% of net sales in fiscal 1993. The decrease in administrative expenses was primarily the result of reduced expenses related to the closed West Coast plants and the phase-out of PME's operations. These reductions were partially offset by increased administrative costs related to the growth at Structures' residential division and Telecom.

         During the year, Miller recorded nonrecurring items of $159,252. These nonrecurring items consisted of $264,150 for a severance agreement with a former officer and the reversal of $104,898 in certain restructuring charges recorded in fiscal 1993. The earlier than anticipated sale of the Woodburn plant, eliminating property taxes and costs for the maintenance of the building, and the elimination of the office lease at the PME operations were the principle causes for the reversal of restructuring costs. A $193,242 gain on the sale of the Woodburn plant was recorded during the current fiscal year and is reflected in the gain on sale of property and equipment.

         At July 2, 1994, $612,594 in nonrecurring items remained outstanding of which $498,198 was classified as a current liability and $144,396 was reflected as long-term. These items consisted of severance and noncompete agreements with former officers, a lease commitment for the Fontana plant, warranty reserves related to the PME operations, interest payable on the Internal Revenue audit and worker's compensation and relocation reserves related to the closed Western plants.

         Miller recorded a $120,220 provision for doubtful receivables in fiscal 1994 (applicable to the closed PME operations). The allowance related to disputes over delays and change orders for the completed PME project at the Denver International Airport.

         The increase in interest expense in fiscal 1994 compared to fiscal 1993 of $15,942 was the result of higher interest rates and higher debt outstanding on the revolving line of credit.

         During fiscal 1994, Miller recorded an income tax credit of $66,000. A provision of $91,000 or 37% of the pre-tax profit was offset by a reversal of $157,000 for a provision of federal and state income taxes related to an Internal Revenue Service audit settled favorably by Miller. In fiscal 1993, Miller recorded an income tax credit of $593,000 or 23% of the pre-tax loss which included $309,000 for federal and state income taxes resulting from an Internal Revenue Service audit, which was being appealed.

Liquidity and Capital Resources

         Miller's working capital as of July 1, 1995 was $5,254,456 compared to $5,373,230 as of July 2, 1994. The working capital ratio as of July 1, 1995 and July 2, 1994 was 2.0 to 1.

        During fiscal 1995, operations provided cash flows of $66,335 consisting primarily of net income and certain noncash charges offset by reductions in accounts payable and other accrued liabilities. Miller utilized cash of $1,959,893 in investing activities, consisting of the Telecom plant expansion to support the subsidiary's growth and other purchases of plant and equipment. The investments made by Miller were financed through increased borrowings on the revolving line of credit and the proceeds from the industrial revenue bond.

         An unsecured revolving credit agreement with a bank makes available advances up to $5,000,000 through November 30, 1995. There was $1,550,000 outstanding on the revolving credit line at July 1, 1995 and $525,000 at July 2, 1994. The $5,000,000 availability under the present loan agreement has been reduced by $134,344 for a standby letter of credit issued in connection with an obligation payable to a former officer.

         Miller believes it has adequate resources available to fund the continuation of its internal growth during the coming fiscal year. The unsecured revolving credit line assures that resources will be available for future growth.

Impact of Inflation

         Inflation has not had an identifiable effect on Miller's operating margins during the last three fiscal years. Product selling prices are quoted reflecting current material prices and other related costs and expenses. Accordingly, any impact of inflation is reflected in the product selling prices.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Identification of Directors

         Information with respect to the Directors of Miller is set forth in the Election of Directors section of the Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

         (b)  Executive Officers

         Information regarding the executive officers of Miller is set forth in
Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Compensation and Executive Officers section of the Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Principal Shareholder and Share Ownership of Director and Executive Officers section of the Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Transactions with Management and Others section of the Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Consolidated Financial Statements of Miller Building Systems, Inc. and Subsidiaries

Report of Independent Accountants........................................F-1

Consolidated Balance Sheets as of July 1, 1995 and July 2, 1994..........F-2

Consolidated Statements of Operations for the years ended July 1,
1995, July 2, 1994 and June 30,1993......................................F-3

Consolidated Statements of Stockholders' Equity for the years ended July 1, 1995, July 2, 1994 and June 30, 1993.......................F-4

Consolidated Statements of Cash Flows for the years ended July 1,
1994, July 2, 1994 and June 30, 1993.....................................F-5

Notes to Consolidated Financial Statements...............................F-6

            (2)  Financial Statement Schedule

II - Valuation and Qualifying Accounts..................................F-13


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is included in the Notes to Consolidated Financial Statements, and therefore have been omitted.

            (3)  See Index to Exhibits


         (b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1995:

              The following report on Form 8-K was filed during the three months ended July 1, 1995.

              May 19, 1995, reporting a Resolution adopted by the Board of Directors on April 27, 1995 to amend the By-Laws which increased the number of Directors from seven (7) to eight (8); and elected Myron C. Noble to the Board of Directors on April 27, 1995 filling the vacancy created by the foregoing amendment.












                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MILLER BUILDING SYSTEMS, INC.



September 12, 1995                \Edward C. Craig
                                  Edward C. Craig
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date


\Edward C. Craig             President, Chief         September 12, 1995
Edward C. Craig              Executive Officer
                             and Director
                             (Principal Executive
                             Officer)

\Thomas J. Martini           Secretary and            September 12, 1995
Thomas J. Martini            Treasurer (Principal
                             Financial and
                             Accounting Officer)

\Ronald L. Chez              Director                 September 12, 1995
Ronald L. Chez


\David E. Downen             Director                September 12, 1995
David E. Downen


\Steven F. Graver            Director                September 12, 1995
Steven F. Graver


\William P. Hall             Director                September 12, 1995
William P. Hall


\Myron C. Noble              Director                September 12, 1995
Myron C. Noble


\David H. Padden             Director                September 12, 1995
David H. Padden


\Jeffrey C. Rubenstein       Director                September 12, 1995
Jeffrey C. Rubenstein











REPORT OF INDEPENDENT ACCOUNTANTS








To the Stockholders and Board of Directors of Miller Building Systems, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Miller Building Systems, Inc. and subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standard. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miller Buildings Systems, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the consolidated results of their operations and their cash flows for the years ended July 1, 1995, July 2, 1994 and June 30, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                         \Coopers & Lybrand L.L.P.

                                          COOPERS & LYBRAND L.L.P.



South Bend, Indiana
August 15, 1995

   MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                       July 1,        July 2,
                                                        1995           1994

                                     ASSETS

CURRENT ASSETS
  Cash and temporary cash investments                $  351,860   $   132,084
  Receivables, less allowance for doubtful
    receivables of $59,000 in 1995 and
    $120,000 in 1994                                  5,960,110     6,186,820
  Inventories:
    Raw materials                                     2,945,366     2,933,238
    Work in process                                     441,366       287,106
    Finished goods                                      146,887       152,060

                                                      3,533,619     3,372,404

  Deferred federal income taxes                         320,000       399,000

  Other current assets                                  126,752       400,826

      TOTAL CURRENT ASSETS                           10,292,341    10,491,134





PROPERTY, PLANT AND EQUIPMENT
  Land                                                  847,336       764,857
  Buildings and leasehold improvements                5,357,144     4,208,163
  Machinery and equipment                             3,906,285     3,487,256

                                                     10,110,765     8,460,276
    Less, Accumulated depreciation
      and amortization                                4,083,640     3,666,270

                                                      6,027,125     4,794,006



OTHER ASSETS                                            202,166        22,887

      TOTAL ASSETS                                  $16,521,632   $15,308,027











   The accompanying notes are a part of the consolidated financial statements.

                                                       July 1,        July 2,
                                                        1995           1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                             $ 1,550,000    $   525,000
  Current maturities of long-term debt                  224,925        100,481
  Accounts payable                                    2,074,510      3,202,938
  Accrued income taxes                                   89,827        140,542
  Accrued expenses and other                            904,766        680,745
  Accrued nonrecurring items                            193,857        468,198

      TOTAL CURRENT LIABILITIES                       5,037,885      5,117,904


LONG-TERM DEBT, less current maturities               1,385,000        109,925

DEFERRED FEDERAL INCOME TAXES                           134,000        146,000

OTHER                                                    45,782        144,396

      TOTAL LIABILITIES                               6,602,667      5,518,225


COMMITMENTS AND CONTINGENCIES - Notes C and G


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, issued
    4,023,548 shares                                    40,235          40,235
  Additional paid-in capital                        11,454,903      11,454,903
  Retained earnings                                  1,563,201       1,250,434

                                                    13,058,339      12,745,572

    Less, Treasury stock, at cost                    3,139,374       2,955,770

      TOTAL STOCKHOLDERS' EQUITY                     9,918,965       9,789,802


      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                      $16,521,632      $15,308,027

                  MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     Years Ended

                                         July 1,     July 2,     June 30,
                                          1995        1994         1993

Net sales                             $41,454,500  $38,568,812  $40,622,923

Costs and expenses:
  Cost of products sold                35,373,322   33,791,773   35,489,137
  Selling, general and
    administrative                      5,018,490    4,362,530    5,281,693
  Nonrecurring items                      361,123      159,252    2,345,363
  Provision for doubtful receivables       67,528      120,220       49,361
  (Gain) loss on sale property
    and equipment                           3,379     (183,910)      (3,485)
  Interest expense                        134,833       92,025       76,083
  Interest income                         (13,087)     (18,938)      (7,990)

      INCOME (LOSS) BEFORE
        INCOME TAX CREDIT                508,912       245,860   (2,607,239)

Income tax (credit)                      189,000       (66,000)    (593,000)

      NET INCOME (LOSS)              $   319,912   $   311,860  $(2,014,239)




Earnings (loss) per share of common
  stock, based upon weighted average
  number of common shares and
  equivalent shares outstanding          $  .10       $  .10       $ (.61)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND EQUIVALENT SHARES
  OUTSTANDING                         3,130,207    3,197,421    3,275,700




















   The accompanying notes are a part of the consolidated financial statements.

                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                          Common Stock Issued
                                             (Authorized -         Additional                                            Total
                                           7,500,000 shares)        Paid-In       Retained       Treasury Stock       Stockholders'
                                           Shares       Amount      Capital       Earnings   Shares        Amount        Equity

BALANCE, JULY 1, 1992                    4,023,548     $40,235    $11,454,903   $3,198,519  712,970    $(2,506,091)    $12,187,566


  Treasury stock acquired                     -           -              -            -      61,500       (175,500)       (175,500)

  Cash dividends ($.075 per share)            -           -              -        (245,706)    -              -           (245,706)

  Net loss                                    -           -              -      (2,014,239)    -              -         (2,014,239)

BALANCE, JUNE 30, 1993                   4,023,548      40,235     11,454,903      938,574  774,470     (2,681,591)      9,752,121

  Treasury stock acquired                     -           -              -            -      90,500       (274,179)       (274,179)

  Net income                                  -           -              -         311,860     -              -            311,860

BALANCE, JULY 2, 1994                    4,023,548      40,235     11,454,903    1,250,434  864,970     (2,955,770)      9,789,802

  Treasury stock acquired                     -           -              -            -      80,000       (260,000)       (260,000)

  Treasury stock sold                         -           -              -          (2,572) (15,385)        52,573          50,001

  Exercise of stock options using
   treasury stock                             -           -              -          (4,573)  (7,000)        23,823          19,250

  Net income                                  -           -              -         319,912     -              -            319,912

BALANCE, JULY 1, 1995                    4,023,548     $40,235    $11,454,903   $1,563,201  922,585    $(3,139,374)     $9,918,965



     The accompanying notes are a part of the consolidated financial statements.

                     MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended

                                                             July 1,       July 2,     June 30,
                                                              1995          1994        1993
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                      $   319,912   $   311,860  $(2,014,239)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
     Nonrecurring items                                      361,123       159,252    2,345,363
     Depreciation and amortization                           612,359       574,243      626,323
     Amortization of other assets                             17,886         1,944      144,216
     Deferred income taxes                                    67,000       (44,000)    (297,000)
     (Gain) loss on sale of property
       and equipment                                           3,379      (183,910)      (1,485)
     Changes in certain assets and liabilities:
       Receivables                                           226,710      (528,709)    (877,320)
       Refundable income taxes                                  -          684,000     (273,290)
       Inventories                                          (161,215)       20,835     (545,225)
       Other current assets                                  274,074      (138,791)     650,763
       Accounts payable                                   (1,128,428)      297,474      353,361
       Accrued income taxes                                  (50,715)     (145,394)     285,936
       Accrued expenses and other                            224,021        18,735     (240,038)
       Accrued nonrecurring items                           (699,771)     (456,033)    (162,273)

        Net cash provided by (used in)
           operating activities                               66,335       571,506       (4,908)


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Proceeds from sale of property
    and equipment                                             51,268     1,155,412       31,750
  Purchase of property, plant and equipment               (1,934,432)     (394,918)    (351,437)
  Unexpended industrial revenue bond proceeds                (76,729)         -            -

        Net cash provided by (used in)
          investing activities                            (1,959,893)      760,494     (319,687)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                     19,838,000    18,772,000   17,344,000
  Reduction of short-term borrowings                     (18,813,000)  (19,649,000) (17,692,000)
  Proceeds from long-term debt                             1,500,000          -            -
   Bond issuance costs                                      (120,436)         -            -
  Payments of long-term debt                                (100,481)      (91,849)     (83,957)
  Purchase of treasury stock                                (260,000)     (274,179)    (175,500)
  Proceeds from sale of treasury stock                        50,001          -            -
  Proceeds from exercise of stock options                     19,250          -            -
   Payment of cash dividends                                    -             -        (245,706)

        Net cash provided by (used in)
          financing activities                             2,113,334    (1,243,028)    (853,163)

Increase (decrease) in cash and temporary
  cash investments                                           219,776        88,972   (1,177,758)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                                          132,084        43,112    1,220,870

  End of year                                            $   351,860   $   132,084  $    43,112
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $   113,167   $    87,664    $    76,764
    Income taxes (net of refunds)                            172,715      (560,606)      (315,003)



   The accompanying notes are a part of the consolidated financial statements.



                                                                   F-5

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            for the years ended July 1, 1995, July 2, 1994 and June 30, 1993




Note A:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

   Principles of Consolidation - The consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries, all of which are wholly-owned, (individually and collectively referred to herein as "Miller").

   Fiscal Year - Effective July 1, 1993, Miller adopted a fiscal year ending on the Saturday closest to June 30. Prior to this change, Miller's fiscal year ended on June 30.

   Revenue Recognition - Miller generally recognizes revenues from the sales of its products upon the completion of manufacturing and the transfer of title.

   Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

   Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Costs of purchased software and, under certain conditions, internal software development costs are capitalized and the amortized over a future period. Capitalized software costs, for both internally developed and purchased software products, are amortized using the straight-line method over sixty months. As of July 1, 1995 and July 2, 1994, capitalized software costs, included with machinery and equipment, (and the related accumulated amortization) aggregated $199,007 ($8,251) and $148,010 ($27,222), respectively.

   Bond Issuance Cost - Bond issuance costs aggregating $120,436, which related to issuance of the industrial revenue bond, are being amortized using the straight-line method over the term of the bond.

   Income Taxes - Effective July 1, 1993, Miller adopted Statement of
   Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. As permitted by SFAS No. 109, Miller elected not to restate the financial statements of any prior years, and the adoption of SFAS No. 109 did not have a material effect on Miller's consolidated financial statements.

   Prior to July 1, 1993, the provision for income taxes was based on income and expenses included in the consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.

         for the years ended July 1, 1995, July 2, 1994 and June 30, 1993




Note A:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Concluded.

   Employee Benefit Plan - Miller maintains a simplified 401(k) savings plan (the "Plan") for eligible participating employees of Miller. The Plan is a defined contribution plan under which employees may voluntarily contribute a percentage of their compensation. The Plan allows Miller to make discretionary matching contributions before the end of the Plan's calendar year-end. During the years ended July 1, 1995 and July 2, 1994, Miller expensed $17,237 and $17,017, respectively, under this Plan. No amounts were expensed for the fiscal year ended June 30, 1993.

   Earnings (Loss) Per Share - Per share amounts are based upon the weighted average number of common shares outstanding and common equivalent shares (dilutive stock options) assumed outstanding during each period. The common equivalent shares did not enter into the computation of loss per share for the year ended June 30, 1993 because their inclusion would have been antidilutive.

   Consolidated Statements of Cash Flows - Miller considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments for purposes of the consolidated statements of cash flows.


Note B:  NONRECURRING ITEMS.

   During the fiscal year ended July 1, 1995, Miller recorded a pre-tax charge of $265,514 which resulted from the final resolution of disputed warranty issues with a customer. Also, Miller recorded a pre-tax charge of $186,198 for exit costs associated with the closing of its residential division, which manufactured factory-built modular residential housing.

   During the fourth quarter of fiscal year ended July 2, 1994, Miller recorded a severance agreement with a former officer which consisted of seventeen months compensation and certain benefits. The agreement is payable monthly through December 31, 1995.

   During the fiscal year ended June 30, 1993, Miller commenced certain restructuring actions which resulted in a pre-tax restructuring charge of $2,345,363. The restructuring costs included the write-off of a non-compete agreement with a former officer and the closing of certain West coast operations. These included the plants in Woodburn, Oregon and Fontana, California and the termination of PME Pacific Systems, Inc. ("PME").
   During fiscal 1995 and 1994 certain accruals for these restructuring costs, principally related to the closed Woodburn and Fontana plants and the PME operations were settled at amounts less than originally accrued.

          for the years ended July 1, 1995, July 2, 1994 and June 30, 1993




Note B: NONRECURRING ITEMS, Concluded.

                                             Years Ended
                                 July 1,     July 2,      June 30,
                                  1995         1994         1993

   Settled warranty issues      $265,514    $    -       $     -
   Residential exit costs        186,198         -             -
   Severance agreement              -         264,150          -
   Restructuring costs           (90,589)    (104,898)    2,345,363

                                $361,123    $ 159,252    $2,345,363

   At July 1, 1995, $45,782 ($144,396 at July 2, 1994) of the accrual for liabilities and costs associated with the nonrecurring items is reflected as a long-term liability and the remaining accrual is classified as a current liability.


Note C:  DEBT.

   Short-term borrowings


    Miller maintains an unsecured revolving line of credit with a bank. The loan agreement makes available up to $5 million through November 30, 1995. Interest is payable monthly at prime or a margin over the London Interbank Offering Rate, depending on the pricing option selected by Miller. At
   July 1, 1995 and July 2, 1994, the weighted average interest rate on outstanding borrowings was 8.68% and 7.25%, respectively. As of July 1, 1995 and July 2, 1994, outstanding borrowings under the loan agreement aggregated $1,550,000 and $525,000, respectively. The loan agreement contains, among other provisions, certain covenants including: maintenance of a required current ratio, tangible net worth and liabilities to tangible net worth ratio.

   Long-term debt

   Long-term debt consists of the following:

                                                      July 1,       July 2,
                                                        1995          1994
   Industrial revenue bond, variable rate
   (4.15% at July 1, 1995), payable in annual
   installments of $115,000, with an
   installment of $120,000 at final maturity
   in November 2007.                                 $1,500,000     $   -

   Obligation payable to a former officer
   of Miller payable in semi-monthly installments
   of $4,798 through June 15, 1996.  Interest at
   9% imputed for financial reporting purposes.         109,925      210,406

           Total                                      1,609,925      210,406

             Less, Current maturities                   224,925      100,481

           Long-term debt                            $1,385,000     $109,925
        for the years ended July 1, 1995, July 4, 1994 and June 30, 1993




Note C:     Debt, Concluded.

   Aggregate maturities of long-term debt for each of the next five years are as follows: 1996 - $224,925; 1997 - $115,000; 1998 - $115,000; 1999 -$115,000 and
  2000 $115,000.

   In connection with the industrial revenue bond obligation, Miller obtained, as a credit enhancement for the bondholders, an irrevocable letter of credit in favor of the bond trustee. Miller, at its discretion, can convert the industrial revenue bond from a variable rate to a fixed rate. The fixed rate would be determined contemporaneously with the decision to convert. Miller may redeem the bonds at any time in increments of $100,000. In the event the bonds have been converted to a fixed rate, such redemption is at a premium determined by the number of years from conversion to the original maturity. In addition, in connection with the note payable to a former officer, Miller obtained an irrevocable letter of credit in favor of that officer approximating the outstanding principal balance. Availability under the $5 million bank line of credit agreement is reduced by the amount of this standby letter of credit.


Note D:  STOCKHOLDERS' EQUITY.


   On June 30, 1994, the Board of Directors adopted the Miller Building Systems, Inc. 1994 Stock Option Plan (the "1994 Plan") under which 300,000 shares of common stock were reserved for future grant. The 1994 Plan expires June 30, 2004. On August 26, 1991, the Board of Directors adopted the 1991 Stock Option Plan (the "1991 Plan") under which 250,000 shares of common stock were reserved for future grant. The 1991 Plan expires August 26, 2001. The
  1994 Plan and 1991 Plan provide that options can be granted by Miller at a price not less than 100% of fair market value (or 110% of fair market value if the optionee owns 10% or more of Miller's common stock). The term of an option granted under the 1994 Plan and 1991 Plan cannot exceed ten years, and options are either exercisable upon grant or contain a specific vesting schedule, except in the event of a change of control, as defined, at which time all outstanding options become fully exercisable by the optionee.

  Changes in options are summarized as follows:

                                        Number          Per Share
                                      Of Shares       Option Price

  Outstanding at July 1, 1992          129,500       $3.00 - $4.63
    Granted                             72,000        2.50 -  2.75

  Outstanding at June 30, 1993         201,500        2.50 -  4.63
    Canceled                           (41,500)       3.00 -  4.25

  Outstanding at July 2, 1994          160,000        2.50 -  4.63
    Granted                            329,000        3.25 -  6.00
    Exercised                           (7,000)           2.75
    Canceled                           (88,000)       2.75 -  4.63

  Outstanding at July 1, 1995          394,000       $2.50 - $6.00

  Exercisable at July 1, 1995          188,600
         for the years ended July 1, 1995, July 2, 1994 and June 30, 1993



Note E:  INCOME TAXES.

   The provision (credit) for income taxes is summarized as follows:


                                                     Years Ended
                                         July 1,      July 2,     June 30,
                                          1995         1994         1993
   Current:
     Federal                            $ 72,000    $(18,000)    $(349,000)
     State                                50,000      (4,000)       53,000

                                         122,000     (22,000)     (296,000)
     Deferred tax (credit)                67,000     (44,000)     (297,000)

         Total                          $189,000    $(66,000)    $(593,000)


   The provision (credit) for income taxes included in the consolidated statements of operations differs from that computed by applying the federal statutory tax rate (34%) to income (loss) before income taxes as follows:


                                                    Years Ended
                                        July 1,      July 2,      June 30,
                                         1995         1994          1993
  Computed federal income
    tax (credit)                       $173,000    $  83,600    $(886,500)
  Increase (decrease)
    resulting from:
      Federal income taxes recorded
        (reversed) for Internal
        Revenue Service exam-
        ination                           -         (120,400)    251,000
      State income taxes, net
        of federal income tax
        impact                          33,000        (2,600)     35,000
      Other, net                       (17,000)      (26,600)      7,500

        Total                         $189,000     $ (66,000)  $(593,000)
          for the years ended July 1, 1995, July 2, 1994 and June 30, 1993


Note E:  INCOME TAXES, Continued

   Deferred income taxes reflect the estimated future net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability at July 1, 1995 and July 2, 1994 are as follows:

                                                     July 1,      July 2,
                                                      1995         1994
  Current deferred tax asset:
    Inventories                                   $  140,000    $ 130,000
    Accrued warranty                                  59,000       93,000
    Accrued nonrecurring items                        24,000      122,000
    Allowance for doubtful receivables                76,000       49,000
    Other                                             21,000        5,000

         Total                                    $  320,000    $ 399,000

  Long-term deferred tax asset (liability):
    Property, plant and equipment                 $ (149,000)   $(205,000)
    Accrued nonrecurring items                        15,000       59,000

         Total                                    $ (134,000)   $(146,000)

   During the year ended June 30, 1993, the Internal Revenue Service ("IRS") completed an audit for Miller's federal income tax returns for the fiscal years 1989, 1990 and 1991 and the revenue agent proposed adjustments related to the valuation and amortization of certain intangible assets.
   During fiscal 1994, Miller settled these audit issues with the IRS and, accordingly, a federal and state tax benefit (reversal of previously accrued income taxes) of $157,000 was recorded in the year ended July 2, 1994.


Note F:  MAJOR CUSTOMERS.

    Miller's primary business involves the design and manufacture of factory built buildings. Miller sells its products primarily to independent customers who, in turn, sell or lease to the end users.

    One customer individually accounted for 23% of net sales in fiscal 1995, 21% of net sales in fiscal 1994 and 34% of net sales in fiscal 1993.
   At July 1, 1995, 15% of receivables is concentrated with this one customer and 37% concentrated in five other customers. At July 2, 1994, 28% of receivables was concentrated with this one customer and 33% was concentrated with five other customers.


Note G:   COMMITMENTS AND CONTINGENCIES.

   Lease Commitments:

    Miller leases certain real estate under a noncancellable operating lease expiring April 1996. The lease may be extended at Miller's option. Miller generally is responsible for utilities, taxes and insurance on the leased facility. Future minimum lease payments under this noncancellable lease are $35,833 in fiscal year 1996 with no commitments thereafter.

    Rental expense under all operating leases aggregated $159,225, $179,620 and $164,832 for the years ended July 1, 1995, July 2, 1994 and June 30, 1993, respectively.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded

       for the years ended July 1, 1995, July 2, 1994 and June 30, 1993


Note H:  UNAUDITED INTERIM FINANCIAL INFORMATION.

             Presented below is certain selected unaudited quarterly financial information for the years ended July 1, 1995 and July 2, 1994:


                                                                 Earnings
                           Net         Gross       Net Income     (Loss)
                          Sales        Profit        (Loss)      Per Share

         1995:
           Fourth       $11,298,949   $1,899,047   $ 263,885      $  .08
           Third          9,225,932    1,131,982    (370,960)       (.12)
           Second         9,691,497    1,440,865     118,817         .04
           First         11,238,122    1,609,284     308,170         .10

             Total      $41,454,500   $6,081,178   $ 319,912      $  .10


         1994:
           Fourth       $10,804,983   $1,263,563   $ (87,561)      $(.03)
           Third          8,279,366      773,141      23,624         .01
           Second         7,232,812      973,156      53,351         .02
           First         12,251,651    1,767,179     322,446         .10

             Total      $38,568,812   $4,777,039   $ 311,860       $ .10

                   MILLER BUILDING SYSTEM, INC. AND SUBSIDIARIES

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A                     Col. B               Col. C         Col. D      Col. E
                                       Additions     Additions
                           Balance at  Charged to    Charged to                 Balance
                           Beginning   Costs and     Other                      at End
Description                of Period   Expenses      Accounts    Deductions      of Period


Year ended July 1, 1995:

 Allowance for
  doubtful receivables    $120,220     $ 67,528      $   -      $128,724 <F1>  $ 59,024



Year ended July 2, 1994:

 Allowance for
  doubtful receivables    $ 49,361     $120,220      $   -      $ 49,361 <F1>  $120,220

 Property held
  for sale                $153,259     $   -         $   -      $153,259 <F2>  $   -


Year ended June 30, 1993:

 Allowance for
  doubtful receivables    $    -       $ 49,361      $   -      $   -          $ 49,361

 Property held
  for sale                $    -       $153,259<F2>  $   -      $   -          $153,259

<F1>
      Uncollectible accounts written off.

<F2>
      Valuation allowance originally established in fiscal year 1993 to reflect "Property held for sale" at its net realizable value was utilized when the property was disposed of in fiscal year 1994.

           MILLER BUILDING SYSTEMS, INC., AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit

23.3     Consent of Independent Accountants

10.53 Employment agreement between Registrant and Edward C. Craig, dated July 1, 1994.

10.54    Agreement between Registrant and Ronald L. Chez, dated September 9,
         1994.

10.55 Agreement to Terminate Lease between Miller Structures, Inc., an Indiana corporation, and Malcolm O. Koons dated June 12, 1995 with respect to property located at Elkhart, Indiana.

11       Statement regarding computation of per share earnings.

The exhibits listed below are filed as part of this report and incorporated by reference as indicated.

3.1      Certificate of Incorporation, as amended (a)

3.2      By-Laws, as amended (a) (d) (f) (i) (k) (l) (n)

4.1      Specimen Common Stock Certificate (e)

4.2 Certificate of Incorporation, Articles Fourth, Eighth, and Tenth; By-Laws, Articles II, VII, and IX (a)

10.9 Employee Incentive Stock Option Plan adopted by the Registrant's stockholders on April 11, 1983 and Form of Option Agreement (a) (b)
         (c)

10.11 Lease Agreement between Sioux Falls Structures, Inc. (now known as Miller Structures, Inc.), a South Dakota corporation, and Toboll Corporation dated April 15, 1985 with respect to property located in Sioux Falls, South Dakota (a) and Amendments thereto dated February 3, 1988 and December 31, 1989 (h)

10.12 Lease Agreement between Toboll properties and Miller Structures, Inc. (South Dakota) dated August 1, 1990 with respect to the lease of land in Sioux Falls, South Dakota (h)

10.14 Lease between Miller Structures, Inc.), a California corporation, and C&W dated as of March 20, 1985 with respect to property located in Fontana, California (a)

10.44 Employment Agreement between Registrant and John M. Davis, dated March 16, 1990 and effective as of February 1, 1990 (g)

10.47 Agreement between Registrant and Frederick H. Goldberger, dated May 6, 1991, which replaces an employment agreement dated April 26, 1988 and amendments thereto which was to expire on June 30, 1995 (j)

10.48 1991 Stock Option Plan adopted by the Registrant's stockholders on October 30, 1991 and Form of Option Agreement (m)

10.49    Miller Building Systems, Inc. 401(k) Plan (o)

10.50 Letter to Frederick H. Goldberger, dated April 28, 1993, declaring the non-competition covenant, of the Agreement of May 6, 1991, to have no value (o)

10.51 First amendment to employment agreement between Registrant and John M. Davis, dated March 16, 1994 (q)

10.52 Commercial Lease and Option to Purchase between Miller Structures, Inc., and Indiana corporation, and Malcolm O. Koons dated March 2, 1993 with respect to property located at Elkhart, Indiana (q)

10.53 1994 Stock Option Plan adopted by the Registrant's stockholders on October 25, 1994 and For of Option Agreement (p)

21.1     Subsidiaries of the Registrant (o)
______________

(a)      Registration Statement on Form S-1, as amended (File No. 0-14651)
(b)      Form S-8, Date of Report - October 28, 1987
(c)      Form 8-K, Date of Report - November 1, 1988
(d)      Form 8-K, Date of Report - July 20, 1989
(e)      Form 10-K for year ended June 30, 1989
(f)      Form 8-K, Date of Report - January 31, 1990
(g)      Form 8-K, Date of Report - March 16, 1990
(h)      Form 10-K for year ended June 30, 1990
(i)      Form 8-K, Date of Report - April 23, 1991
(j)      Form 8-K, Date of Report - May 6, 1991
(k)      Form 8-K, Date of Report - July 25, 1991
(l)      Form 8-K, Date of Report - August 26, 1991
(m)      Form S-8, Date of Report - July 31,1992
(n)      Form 8-K, Date of Report - April 22, 1993
(o)      Form 10-K for year ended June 30, 1993
(p)      Form S-8, Date of Report - Dated December 30, 1994
(q)      Form 10-K, for year ended July 2, 1994