Form 10-Q
period 1995-09-30
MILLER BUILDING SYSTEMS INC
filed 1995-11-13
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1995

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

              Common Shares, Par Value $.01 Per Share
          3,100,963 Shares Outstanding at November 10, 1995

The index to Exhibits is at page 13 in the sequential numbering system. Total pages: 14




                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets            3-4

             Consolidated Condensed Statements of Income       5

             Consolidated Condensed Statements of Cash Flows   6

             Notes to Consolidated Condensed Financial
              Statements                                      7-8


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       9-10

Part II.  Other Information                                   11

Signatures                                                    12

Index to Exhibits                                             13























Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                        September 30,    July 2,
                                             1995         1995


                               ASSETS

CURRENT ASSETS:

  Cash and temporary cash investments  $    66,580   $   351,860
  Receivables                            5,488,189     5,960,110
  Inventories                            3,020,468     3,533,619
  Deferred federal income taxes            320,000       320,000
  Other current assets                     184,227       126,752


     TOTAL CURRENT ASSETS                9,079,464    10,292,341


PROPERTY, PLANT AND EQUIPMENT, at cost  10,207,880    10,110,765
  Less, Accumulated depreciation and
   amortization                          4,247,882     4,083,640

                                         5,959,998     6,027,125

OTHER ASSETS, net                          195,601       202,166


     TOTAL ASSETS                      $15,235,063   $16,521,632



See notes to consolidated condensed financial statements.







                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                       September 30,    July 1,
                                           1995          1995


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $   270,000   $ 1,550,000
  Current maturities of long-term debt     198,362       224,925
  Accounts payable                       1,950,105     2,074,510
  Accrued income taxes                     243,740        89,827
  Accrued expenses and other               644,540       904,766
  Accrued nonrecurring items               191,383       193,857


     TOTAL CURRENT LIABILITIES           3,498,130     5,037,885

LONG-TERM DEBT, less current maturities  1,385,000     1,385,000
DEFERRED FEDERAL INCOME TAXES              134,000       134,000
OTHER                                       45,782        45,782


     TOTAL LIABILITIES                   5,062,912     6,602,667


STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      1,816,387     1,563,201

                                        13,311,525    13,058,339

  Less, Treasury stock, at cost          3,139,374     3,139,374


     TOTAL STOCKHOLDERS' EQUITY         10,172,151     9,918,965

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $15,235,063   $16,521,632


See notes to consolidated condensed financial statements.

            MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                          Three Months Ended
                                      September 30,   October 1,
                                          1995          1994

Net sales                             $10,072,148   $11,238,122

Costs and expenses:
  Cost of products sold                 8,203,908     9,628,838
  Selling, general and administrative   1,422,103     1,214,493
  Nonrecurring items                         -          (66,000)
  Interest expense                         37,704        17,121
  Interest income                            (753)       (2,500)

    INCOME BEFORE INCOME TAXES            409,186       446,170

Income taxes                              156,000       138,000


    NET INCOME                        $   253,186   $   308,170

Earnings per share
  of common stock                     $       .08   $       .10


Weighted average number of common
shares and equivalents outstanding      3,106,001     3,128,236


















See notes to the consolidated condensed financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                           Three Months Ended
                                       September 30,  October 1,
                                           1995          1994


Net cash provided by
  operating activities                 $ 1,118,398   $   655,219

Cash flows (used in)
  investing activities:
      Purchase of property, plant
      and equipment                        (97,115)     (837,316)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  2,450,000     6,047,000
    Payments on short-term borrowings   (3,730,000)   (5,672,000)
    Payments of long-term debt             (26,563)      (24,280)
    Purchase of treasury stock                -         (260,000)
    Sale of treasury stock                    -           50,001

      Net cash provided by (used in)
        financing activities            (1,306,563)      140,721

Decrease in cash and
  temporary cash investments              (285,280)      (41,376)

Cash and temporary cash investments:
  Beginning of period                      351,860       132,084

  End of period                        $    66,580   $    90,708











See notes to consolidated condensed financial statements.



                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying consolidated condensed financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending June 29, 1996.

     The July 1, 1995 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B - INVENTORIES

     Inventories consist of the following:

                              September 30, 1995    July 1, 1995

Raw materials                     $ 2,547,032        $ 2,945,366
Work in process                       279,307            441,366
Finished goods                        194,129            146,887

                                  $ 3,020,468        $ 3,533,619


Note C - INCOME TAXES

     The provision for income taxes includes estimated federal and state income taxes computed using statutory rates in effect with recognition given to various income tax versus financial reporting differences. The provision for income taxes was 38.1% of income before income taxes for the three-months ended September 30, 1995 compared to 30.9% in the comparable three month period of fiscal 1995. During the first quarter of fiscal 1995, Miller reversed $32,000 of previously accrued federal and state income taxes as a result of the final settlement of the audit by the Internal Revenue Service.

Note D - NONRECURRING ITEMS

     During the first quarter of fiscal 1995, Miller reversed certain restructuring accruals which were recorded during the third fiscal quarter of 1993. These reversals included $25,000 for the early release from the Fontana property lease agreement, $23,000 for lower than expected legal costs to settle disputes on the Denver International Airport project at the closed PME Pacific Systems, Inc. ("PME") operations and $18,000 for lower interest expense on the final settlement with the Internal Revenue Service.

Note E - PENDING ACQUISITION

     On November 3, 1995, Miller signed a letter of intent to acquire all of the outstanding common stock of Whitley Manufacturing, Inc., a manufacturer of modular structures. It is anticipated the closing date will occur during Miller's third quarter of fiscal year 1996. The acquisition and purchase price are subject to, among other things, due diligence investigations by Miller and negotiation of a definitive purchase agreement.


























Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - September 30, 1995 compared to July 1, 1995

     At September 30, 1995, Miller's working capital was $5,581,334 compared to $5,254,456 at July 1, 1995. The working capital ratio at September 30, 1995 was 2.6 to 1 compared to 2.0 to 1 at July 1, 1995.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1995. There was $270,000 outstanding under this agreement at September 30, 1995 and $1,550,000 at July 1, 1995.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

     On November 3, 1995, Miller signed a letter of intent to acquire all of the outstanding common stock of Whitley
Manufacturing, Inc. (see Note E). Miller intends to use bank financing and authorized but unissued common shares to finance the acquisition.

Results of Operations - Three months ended September 30, 1995 compared to the three months ended October 1, 1994

     Net sales decreased $1,165,974 during the first quarter of fiscal 1996 or approximately 10.4% from the corresponding quarter in fiscal 1995. The decrease in sales volume for the quarter was attributable to the closed Residential division ("Residential"). Net sales at Miller Structures, Inc. ("Structures") decreased 15.3% from the first quarter last year. Some of the decline in net sales at Structures relates to the shift in mix from the lower margin fleet units to the more profitable custom units. However, Structures has experienced a softening in their order activity, which could adversely impact its profits in the second fiscal quarter. Management does not believe this decrease in net sales at Structures represents a trend. Miller Telecom Services, Inc ("Telecom") has continued to record net sales increases. Telecom's net sales more than doubled when compared to the first quarter last year. Management believes the growth at Telecom will continue during the current fiscal year.

     During the three-month period ended September 30, 1995, cost of sales was 81.5% of net sales compared to 85.7% for the comparable period of fiscal 1995. Generally, changes in gross profit are a result of varying factors, none of which can be specifically quantified, as product profitability varies in the different geographic regions served by Miller and also as a result of varying product mix. The decrease in the cost of sales percentage for the quarter ended September 30, 1995 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the three month period ended September 30, 1995, increased 17.1% when compared to the similar period of fiscal 1995. Lower selling, general and administrative expenses at the closed Residential division was offset by increased administrative costs related to the growth at Telecom and increased staffing in the Structures' sales, costing and engineering departments. In addition, approximately $70,000 in major program costs for marketing, research and development, and plant efficiency programs were expensed during the quarter. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended September 30, 1995, were 14.1%, on lower sales volume, compared to 10.8% in the comparable three month period in fiscal 1995.

     Nonrecurring items of $66,000, for the quarter ended October 1, 1994, resulted from the reversals of certain accruals related to an early release from the Fontana property lease agreement, lower than expected legal costs to settle disputes on the Denver International Airport project and lower interest expense for the final settlement with the Internal Revenue Service.

     Interest expense increased $20,583 to $37,704 during the current three month period compared to the similar period of the prior year. The increase was attributable to interest paid on the Industrial Revenue Bonds which funded the Telecom plant expansion.

     The provision for income taxes was 38.1% of income before income taxes for the three-months ended September 30, 1995 compared to 30.9% in the comparable three month period of fiscal 1995. During the first quarter of fiscal 1995, Miller reversed $32,000 of previously accrued federal and state income taxes as a result of the final settlement of the audit by the Internal Revenue Service.













Part II.  Other Information


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Annual Meeting held on November 7, 1995, proxies for which were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

    (c)  Matters voted upon at Annual Meeting:
                                               Votes Cast

          1.  Election of Directors           For          Withheld
               David E. Downen             2,715,986         37,747
               William P. Hall             2,715,986         37,747
               Myron C. Noble              2,715,986         37,747

          2.  Appointment of Coopers  For                 2,727,349
              & Lybrand L.L.P.        Against                23,934
                                      Withheld                2,450

          3.  1995 Employee Stock     For                 1,461,142
              Purchase Plan           Against               108,757
                                      Withheld                9,650
                                      Broker non-votes    1,174,184


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended September 30, 1995.















                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: November 13, 1995            \Edward C. Craig
                                   Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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

                              FORM 10-Q

                          INDEX TO EXHIBITS




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings


































Exhibit 11

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           Statement Regarding Computation of Per Share Earnings


                                           Three Months Ended
                                      September 30,  October 1,
                                          1995          1994

Calculation of primary earnings
 per common share:

 Net income                            $  253,186   $  308,171

 Shares outstanding, net of
 treasury shares, at beginning of
 the fiscal year                        3,100,963    3,158,578

 Additional shares assuming
 exercise as of the beginning of
 the fiscal year of dilutive stock
 options, based on the treasury
 stock method using the average
 market price for the period                5,038       22,758

 Average number of shares purchased
 as treasury stock                           -         (66,630)

 Average number of shares sold
 as treasury stock                           -          13,530

Weighted average shares and
equivalent shares outstanding           3,106,001    3,128,236


Primary earnings per share:            $      .08   $      .10



Fully dilutive earnings per share do not differ materially from primary earnings per share.