Form 10-Q
period 1995-12-30
MILLER BUILDING SYSTEMS INC
filed 1996-02-01
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 30, 1995

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

              Common Shares, Par Value $.01 Per Share
          3,100,963 Shares Outstanding at January 31, 1996

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





















Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                       December 30,     July 1,
                                           1995          1995


                               ASSETS

CURRENT ASSETS:

  Cash and temporary cash investments  $    89,100   $   351,860
  Receivables                            4,416,402     5,960,110
  Inventories                            2,736,361     3,533,619
  Deferred federal income taxes            320,000       320,000
  Other current assets                     213,320       126,752


     TOTAL CURRENT ASSETS                7,775,183    10,292,341






PROPERTY, PLANT AND EQUIPMENT, at cost  10,338,097    10,110,765
  Less, Accumulated depreciation and
   amortization                          4,396,745     4,083,640

                                         5,941,352     6,027,125





OTHER ASSETS, net                          205,745       202,166


     TOTAL ASSETS                      $13,922,280   $16,521,632







See notes to consolidated condensed financial statements.

                     MILLER BUILDING SYSTEMS, INC.
                           AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                       December 30,     July 1,
                                           1995          1995


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $      -      $ 1,550,000
  Current maturities of long-term debt     171,095       224,925
  Accounts payable                       1,560,991     2,074,510
  Accrued income taxes                     178,310        89,827
  Accrued expenses and other               218,502       904,766
  Accrued nonrecurring items               152,448       193,857


     TOTAL CURRENT LIABILITIES           2,281,346     5,037,885

LONG-TERM DEBT, less current maturities  1,270,000     1,385,000
DEFERRED FEDERAL INCOME TAXES              134,000       134,000
OTHER                                       45,782        45,782


     TOTAL LIABILITIES                   3,731,128     6,602,667


STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      1,835,388     1,563,201

                                        13,330,526    13,058,339

  Less, Treasury stock, at cost          3,139,374     3,139,374


     TOTAL STOCKHOLDERS' EQUITY         10,191,152     9,918,965

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $13,922,280   $16,521,632



See notes to consolidated condensed financial statements.




                    MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                      December 30,  December 31,
                                          1995          1994

Net sales                             $ 7,670,294   $  9,691,497

Costs and expenses:
  Cost of products sold                 6,394,902      8,250,632
  Selling, general and administrative   1,220,152      1,225,341
  Interest expense                         25,239         29,269
  Interest income                            -            (4,562)

    INCOME BEFORE INCOME TAXES             30,001        190,817
Income taxes                               11,000         72,000

    NET INCOME                        $    19,001   $    118,817


Earnings per share of common stock    $       .01   $        .04

Weighted average number of common
shares and equivalents outstanding      3,105,349      3,120,883



                                           Six Months Ended
                                     December 30,   December 31,
                                         1995           1994

Net sales                            $ 17,742,442   $ 20,929,619

Costs and expenses:
  Cost of products sold                14,598,810     17,879,470
  Selling, general and administrative   2,642,255      2,439,834
  Nonrecurring items                         -           (66,000)
  Interest expense                         62,943         46,390
  Interest income                            (753)        (7,062)

    INCOME BEFORE INCOME TAXES            439,187        636,987
Income taxes                              167,000        210,000

    NET INCOME                       $    272,187    $   426,987


Earnings per share of common stock   $        .09    $       .14

Weighted average number of common
shares and equivalents outstanding      3,105,674      3,143,471


See notes to the consolidated condensed financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            Six Months Ended
                                      December 30,  December 31,
                                          1995          1994


Net cash provided by
  operating activities                $ 1,683,402  $   234,541

Cash flows (used in)
  investing activities:
    Purchase of property, plant
      and equipment                      (227,332)  (1,510,416)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term
      borrowing                         3,600,000    10,623,000
    Payments on short-term
      borrowing                        (5,150,000)  (10,663,000)
    Payments of long-term debt           (168,830)      (49,112)
    Proceeds from Industrial
      Revenue Bond                           -        1,500,000
    Proceeds from exercise of
      stock options                          -           19,250
    Purchase of treasury stock               -         (260,000)
    Proceeds from sale of
      treasury stock                         -           50,001

      Net cash provided by (used in)
        financing activities           (1,718,830)    1,220,139

Decrease in cash and
  temporary cash investments             (262,760)      (55,736)

Cash and temporary cash investments:
  Beginning of period                     351,860       132,084

  End of period                       $    89,100   $    76,348











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


Note B - INVENTORIES

Inventories consist of the following:

                               December 30, 1995    July 1, 1995

Raw materials                     $ 2,365,902        $ 2,945,366
Work in process                       242,763            441,366
Finished goods                        127,696            146,887

                                  $ 2,736,361        $ 3,533,619



Note C - INCOME TAXES

    The provision for income taxes includes estimated federal and state income taxes computed using statutory rates in effect with recognition given to various income tax versus financial reporting differences. The provision for income taxes was 38.0% of income before income taxes for the six months ended December 30, 1995 compared to a 33.0% in the comparable six month period of fiscal
1994.  During the first quarter of fiscal 1995, Miller reversed
$32,000 of previously accrued federal and state income taxes as a result of a settlement of the audit by the Internal Revenue Service.


Note D - NONRECURRING ITEMS


During the first quarter of fiscal 1995, Miller reversed certain restructuring accruals recorded during the third fiscal quarter of 1993. These reversals included $25,000 for the early release from the Fontana property lease agreement, $23,000 for lower than expected legal costs to settle disputes on the Denver International Airport project at the closed PME Pacific Systems, Inc. ("PME") operations and $18,000 for lower interest expense on the final settlement with the Internal Revenue Service.



Note E - PENDING ACQUISITION

On November 3, 1995, Miller signed a letter of intent to acquire all of the issued and outstanding common stock of Whitley Manufacturing, Inc., a manufacturer of modular structures. It is anticipated the closing date will occur during Miller's fourth quarter of fiscal year 1996. The acquisition and purchase price are subject to, among other things, due diligence investigations by Miller and negotiation of a definitive purchase agreement.
































Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - December 30, 1995 compared to July 1, 1995

At December 30, 1995, Miller's working capital was $5,493,837 compared to $5,254,456 at July 1, 1995. The working capital ratio was 3.4 to 1 at December 30, 1995 and 2.0 to 1 at July 1, 1995.

Miller has an unsecured bank credit agreement that provides for advances up to $5,000,000 through January 31, 1996. There were no borrowings outstanding under this agreement at December 30, 1995 and $1,550,000 at July 1, 1995.

Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

On November 3, 1995, Miller signed a letter of intent to acquire all of the outstanding common stock of Whitley Manufacturing, Inc. (see Note E.). Miller intends to use bank financing and authorized but unissued common shares to finance the acquisition.

Results of Operations - Three months ended December 30, 1995 compared to the three months ended December 31, 1994

Net sales decreased $2,021,203 during the second quarter of fiscal 1996 or approximately 20.9% from the corresponding quarter in fiscal 1995. Miller Structures, Inc. ("Structures") recorded a 25.4% or $1,943,004 decrease. During the first and second quarter Structures experienced a significant decrease in order activity which led to the decline in sales volume. The decline in order activity is attributable to high dealer inventories, which caused many dealers to reconfigure buildings versus ordering new, and a general softness in the commercial modular building industry. Management does not believe this decrease in net sales at Structures represents a trend. Miller Telecom Services, Inc. ("Telecom") attained a 67.1% sales increase as this subsidiary continues to increase market share. Management believes Telecom will continue to increase its market share and is positioned to post strong sales increases during the second half of fiscal 1996. During the second quarter of fiscal 1995, net sales at the Structures' Residential division ("Residential"), which was closed in the third quarter of fiscal 1995, were $861,523.

During the three-month period ended December 30, 1995, cost of sales was 83.4% of net sales compared to 85.1% for the comparable period of fiscal 1995. Generally, changes in gross profit are a result of varying factors, none of which can be specifically quantified, as product profitability varies in the different geographic regions served by Miller and because of varying product mix. The decrease in the cost of sales percentage for the quarter ended December 30, 1995 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

Selling, general and administrative expenses for the three-month period ended December 30, 1995, decreased $5,189 compared to the similar period of fiscal 1995. The slight decrease in selling, general and administrative expenses for the quarter was primarily the result of reduced expenses related to the closed Structures' Residential division and overall lower administrative expense at Structures, partially offset by higher administrative costs to support the growth at Telecom. During the quarter, approximately $38,000 in major program costs for marketing and plant efficiency programs were expensed. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended December 30, 1995 were 15.9%, on lower sales volume, compared to 12.6% in the comparable three-month period in fiscal 1995.

Interest expense decreased $4,030 to $25,239 during the current three-month period compared to the similar period in the prior year. The decrease during the quarter was a result of lower average levels of debt outstanding on the line of credit and lower interest rates on the debt converted to the Industrial Revenue Bonds.

The provision for income taxes was 36.7% before income taxes for the three months ended December 30, 1995 compared to a 37.7% provision in the comparable three-month period of fiscal 1995. The difference is not considered material.

Results of Operations - Six months ended December 30, 1995
compared to six months ended December 31, 1994

Net sales decreased $3,187,177 for the six-month period ended December 30, 1995 or 15.2% compared to the similar period of fiscal 1994. Net sales at Structures decreased 19.9% from the six-month period last year. The sales decline was the result of slowing business activity in the commercial modular building industry. Net sales at Telecom increased 95.4% over the same period last year. Telecom continues to increase market share and improve its position in the rapidly expanding telecommunication markets. During the first six months of fiscal 1995, net sales at Residential, which was closed in the third quarter of fiscal 1995, were $1,940,286.

During the three-month period ended December 31, 1994, cost of sales was 82.3% of net sales compared to 85.4% for the comparable period of fiscal 1994. Generally, changes in gross profit are a result of varying factors, none of which can be specifically quantified, as product profitability varies in the different geographic regions served by Miller and also as a result of varying product mix.

Selling, general and administrative expenses for the six-month period ended December 30, 1995, increased $202,422 compared to the similar period of fiscal 1995. Lower selling, general and administrative expenses at the closed Residential division was offset by increased administrative costs related to the growth at Telecom and increased staffing in the Structures' sales, costing and engineering departments. In addition, approximately $108,000 in major program costs for marketing, research and development, and plant efficiency programs were expensed during the current six month period. As a percentage of net sales, selling general and administrative expenses for the six-month period ended December 30, 1995 were 14.9%, on lower sales volume, compared to 11.7% in the comparable six-month period in fiscal 1995.

During the first quarter of fiscal year 1995, nonrecurring items of $66,000 resulted from the reversal of certain accruals related to an early release from the Fontana property lease agreement, lower than expected legal costs to settle disputes on the Denver International Airport project and lower interest expense for a settlement with the Internal Revenue Service.

    Interest expense increased $16,553 to $62,943 during the current six-month period compared to the similar period of the prior year. The increase was attributable to interest paid on the Industrial Revenue Bonds which funded the Telecom plant expansion, partially offset by lower levels of outstanding debt on the line of credit.

    The provision for income taxes was 38.0% of income before income taxes for the six-month period ended December 30, 1995 compared to a provision of 33.0% in the comparable six-month period of fiscal 1994. During the first quarter of fiscal 1995, Miller reversed $32,000 of previously accrued federal and state income taxes as a result of the final settlement of the audit by the Internal Revenue Service.

































Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K


    There were no reports on Form 8-K filed during the three months ended December 30, 1995.












































                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: February 1, 1996             \Edward C. Craig
                                   Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings



































Exhibit 11

                          MILLER BUILDING SYSTEMS, INC.
                                AND SUBSIDIARIES

              Statement Regarding Computation of Per Share Earnings

                                     Three Months Ended       Six Months Ended
                                      December   December    December   December
                                        1995       1994        1995       1994

Calculation of primary earnings
 per common share:

 Net income                         $   19,001 $  118,817 $  272,187 $  426,988

 Shares outstanding, net of
 treasury shares, at beginning of
 period                              3,100,963  3,093,963  3,100,963  3,158,578

 Average number of shares arising
 from the exercise of stock options       -         4,109       -         2,054

 Additional shares assuming
 exercise as of the beginning of
 the fiscal year of dilutive stock
 options, based on the treasury
 stock method using the average
 market price for the period             4,386     22,811      4,711     23,909

 Average number of shares from the
 sale of treasury stock                   -          -          -        11,539

 Average number of shares purchased
 as treasury stock                        -          -          -       (52,609)

Weighted average shares and
equivalent shares outstanding        3,105,349  3,120,883  3,105,674  3,143,471


Primary earnings per share:         $      .01 $      .04 $      .09 $      .14



Fully dilutive earnings per share do not differ from primary earnings per share.