Form 10-Q
period 1996-03-30
MILLER BUILDING SYSTEMS INC
filed 1996-05-14
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 30, 1996

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

              Common Shares, Par Value $.01 Per Share
          3,100,963 Shares Outstanding at May 10, 1996






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




















Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                             March 30,        July 1,
                                               1996            1995


                               ASSETS

CURRENT ASSETS:

  Cash and temporary cash investments      $    86,439    $   351,860
  Receivables                                5,138,257      5,960,110
  Inventories                                3,414,741      3,533,619
  Deferred federal income taxes                320,000        320,000
  Other current assets                         405,202        126,752



     TOTAL CURRENT ASSETS                    9,364,639     10,292,341







PROPERTY, PLANT AND EQUIPMENT, at cost      10,367,409     10,110,765
  Less, Accumulated depreciation and
   amortization                              4,556,582      4,083,640

                                             5,810,827      6,027,125





OTHER ASSETS, net                             118,213        202,166



     TOTAL ASSETS                          $15,293,679   $16,521,632


See notes to consolidated condensed financial statements.


                     MILLER BUILDING SYSTEMS, INC.
                           AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS


                                              March 30,      July 1,
                                                 1996          1995



                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                     $   715,000   $ 1,550,000
  Current maturities of long-term debt          143,190       224,925
  Accounts payable                            2,305,090     2,074,510
  Accrued income taxes                             -           89,827
  Accrued expenses and other                    562,841       904,766
  Accrued nonrecurring items                    106,889       193,857



     TOTAL CURRENT LIABILITIES                3,833,010     5,037,885

LONG-TERM DEBT, less current maturities       1,270,000     1,385,000
DEFERRED FEDERAL INCOME TAXES                   134,000       134,000
OTHER                                            45,782        45,782



     TOTAL LIABILITIES                        5,282,792     6,602,667



STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value                   40,235        40,235
  Additional paid-in capital                 11,454,903    11,454,903
  Retained earnings                           1,655,123     1,563,201


                                             13,150,261    13,058,339

  Less, Treasury stock, at cost               3,139,374     3,139,374



     TOTAL STOCKHOLDERS' EQUITY              10,010,887     9,918,965


     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $15,293,679   $16,521,632



See notes to consolidated condensed financial statements.


              MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                               March 30,       April 1,
                                                 1996            1995

Net sales                                    $ 8,170,244     $ 9,225,932

Costs and expenses:
  Cost of products sold                        6,832,057       8,093,950
  Selling, general and administrative          1,271,859       1,230,291
  Nonrecurring Items                             334,820         465,515
  Interest expense                                22,773          38,330
  Interest income                                   -             (4,194)

    LOSS BEFORE INCOME TAXES                    (291,265)       (597,960)
Income tax credit                               (111,000)       (227,000)

    NET LOSS                                 $  (180,265)    $  (370,960)


Loss per share of common stock               $      (.06)    $      (.12)

Weighted average number of common
shares and equivalents outstanding             3,100,963       3,100,963


                                                  Nine Months Ended
                                               March 30,       April 1,
                                                 1996            1995

Net sales                                   $ 25,912,686    $ 30,155,551

Costs and expenses:
  Cost of products sold                       21,430,867      25,973,420
  Selling, general and administrative          3,914,114       3,670,125
  Nonrecurring items                             334,820         399,515
  Interest expense                                85,716          84,720
  Interest income                                   (753)        (11,256)

    INCOME BEFORE INCOME TAXES                   147,922          39,027
Income taxes (credit)                             56,000         (17,000)

    NET INCOME                              $     91,922      $   56,027


Earnings per share of common stock          $        .03      $      .02

Weighted average number of common
shares and equivalents outstanding             3,110,904       3,136,806


See notes to the consolidated condensed financial statements.


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            Nine Months Ended
                                        March 30,      April 1,
                                          1996           1995


Net cash provided by
  operating activities                $ 1,022,958    $    28,921

Cash flows (used in)
  investing activities:
    Purchase of property, plant
      and equipment                      (256,644)    (1,736,773)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term
      borrowing                         4,600,000     15,843,000
    Payments on short-term
      borrowing                        (5,435,000)   (15,438,000)
    Payments of long-term debt           (196,735)       (74,508)
    Proceeds from long-term debt             -         1,500,000
    Proceeds from exercise of
      stock options                          -            19,250
    Purchase of treasury stock               -          (260,000)
    Proceeds from sale of
      treasury stock                         -            50,001

      Net cash provided by (used in)
        financing activities           (1,031,735)     1,639,743

Decrease in cash and
  temporary cash investments             (265,421)       (68,109)

Cash and temporary cash investments:
  Beginning of period                     351,860        132,084

  End of period                       $    86,439    $    63,975




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


Note B - INVENTORIES

Inventories consist of the following:

                                 March 30, 1996     July 1, 1995

Raw materials                     $ 2,776,527        $ 2,945,366
Work in process                       437,641            441,366
Finished goods                        200,573            146,887

                                  $ 3,414,741        $ 3,533,619


Note C - INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes computed using statutory rates in effect with recognition given to various income tax versus financial reporting differences. The provision for income taxes was 37.9% of income before income taxes for the nine months ended March 30, 1996 compared to a credit of 43.6% in the comparable nine month period of fiscal 1995. During the first quarter of fiscal 1995, Miller reversed $32,000 of previously accrued federal and state income taxes as a result of a settlement of an audit by the Internal Revenue Service.


Note D - NONRECURRING ITEMS

Fiscal 1996

During the third quarter of fiscal 1996, Miller recorded a pre-tax charge of $256,792, related to costs associated with the terminated acquisition of Whitley Manufacturing Company, Inc. and a pre-tax charge of $78,028 for warranty and other costs at the closed PME and Residential operations.

Fiscal 1995

During the third quarter of fiscal 1995, Miller recorded a pre-tax charge of $265,515, which resulted from the final resolution of disputed warranty issues with a customer. Also, in the third quarter of fiscal 1995, Miller recorded a pre-tax charge of $200,000 for exit costs associated with the closing of the Residential operation.

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



































Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - March 30, 1996 compared to July 1, 1995

At March 30, 1996, Miller's working capital was $5,531,629 compared to $5,254,456 at July 1, 1995. The working capital ratio was 2.4 to 1 at March 30, 1996 and 2.0 to 1 at July 1, 1995.

Miller has an unsecured bank credit agreement that provides for advances up to $5,000,000 through November 30, 1996. There was $715,000 outstanding under this agreement at March 30, 1996 compared to $1,550,000 at July 1, 1995.

Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

Results of Operations - Three months ended March 30, 1996 compared to the three months ended April 1, 1995

Net sales decreased $1,055,688 during the third quarter of fiscal 1996 or approximately 11.4% from the corresponding quarter in fiscal 1995. (55% of this decrease is attributable to closed Residential division ("Residential") Miller Structures, Inc. ("Structures") recorded a 21.2% or $1,457,699 decrease. During the first half of fiscal 1996 Structures experienced a significant decrease in order activity which depleted backlogs going into the third quarter. While the order rates increased during the third quarter, project delays and poor weather in the East hindered production and sales. Management does not believe this decrease in net sales at Structures represents a trend, as order activity and backlogs continue to increase. Miller Telecom Services, Inc. ("Telecom") attained a 55.7% sales increase as this subsidiary continues to increase its market share. Management believes Telecom will continue to increase its market share and is positioned to post strong sales increases during the fourth quarter of fiscal 1996. Residential, which was closed in the third quarter of fiscal 1995 had net sales of $583,596 in the third quarter of fiscal 1995.

During the three-month period ended March 30, 1996, cost of sales was 83.6% of net sales compared to 87.7% for the comparable period of fiscal 1995. Generally, changes in gross profit are a result of varying factors, none of which can be specifically quantified, as product profitability varies in the different geographic regions served by Miller and because of varying product mix. The decrease in the cost of sales percentage for the quarter ended March 30, 1996 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

Selling, general and administrative expenses for the three-month period ended March 30, 1996, increased $41,568 compared to the similar period of fiscal 1995.

The increase in selling, general and administrative expenses for the quarter was primarily the result of higher administrative costs to support the growth at Telecom, partially offset by reduced administrative expenses related to the closed Residential division and overall lower administrative expenses at Structures. During the quarter, approximately $29,000 in major program costs for marketing, plant efficiency programs, and research and development were expensed.

As a percentage of net sales, selling, general and administrative expenses for the three-month period ended March 30, 1996 were 15.6%, on lower sales volume, compared to 13.3% in the comparable three-month period in fiscal 1995.

During the third quarter of fiscal 1996, Miller recorded a pre-tax charge of $256,792, related to costs associated with the terminated acquisition of Whitley Manufacturing Company, Inc. and a pre-tax charge of $78,028 for warranty and other costs at the closed PME and Residential operations.

During the third quarter of fiscal 1995, Miller recorded a pre-tax charge of $265,515, which resulted from the final resolution of disputed warranty issues with a customer. Also, in the third quarter of fiscal 1995, Miller recorded a pre-tax charge of $200,000 for exit costs associated with the closing of the Residential operation.

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

Interest expense decreased $15,557 to $22,773 during the current three-month period compared to the similar period in the prior year. The decrease during the quarter was a result of lower interest rates and lower average levels of debt outstanding on the line of credit.

The credit for income taxes was 38.1% of the loss before income taxes for the three months ended March 30, 1996 compared to a 38.0% credit in the comparable three-month period of fiscal 1995.

Results of Operations - Nine months ended March 30, 1996
compared to nine months ended April 1, 1995

Net sales decreased $4,242,865 for the nine-month period ended March 30, 1996 or 14.1% compared to the similar period of fiscal 1995. During the first nine months of fiscal 1995, net sales at Residential, which was closed in the third quarter of fiscal 1995, were $2,523,882. Net sales at Structures decreased 20.3% from the nine-month period last year. The sales decline was the result of slow business activity in the commercial modular building industry. Net sales at Telecom increased 77.7% over the same period last year. Telecom continues to increase its market share and improve its position in the rapidly expanding telecommunication markets.

During the nine-month period ended March 30, 1996, cost of sales was 82.7% of net sales compared to 86.1% for the comparable period of fiscal 1995. Generally, changes in gross profit are a result of varying factors, none of which can be specifically quantified, as product profitability varies in the different geographic regions served by Miller and also as a result of varying product mix.

Selling, general and administrative expenses for the nine-month period ended March 30, 1996, increased $243,990 compared to the similar period of fiscal 1995. Lower selling, general and administrative expenses at the closed Residential division was offset by increased administrative costs related to the growth at Telecom and increased staffing in the Structures' sales, costing and engineering departments. In addition, approximately $137,000 in major program costs for marketing, research and development, and plant efficiency programs were expensed during the current nine-month period.

As a percentage of net sales, selling general and administrative expenses for the nine-month period ended March 30, 1996 were 15.1%, on lower sales volume, compared to 12.2% in the comparable nine-month period in fiscal 1995.

Nonrecurring charges of $334,820 for the nine months ended March 30, 1996, consist of a $256,792 charge for costs associated with the terminated acquisition of Whitley Manufacturing Company, and $78,028 for warranty and other costs at the closed PME and Residential operations.

Nonrecurring charges of $399,515 for the nine months ended April 1, 1995, consist of a $265,515 charge for the settlement of warranty issues with a customer, a $200,000 charge for the exit costs associated with the shutdown of the Residential operation and $66,000 of gains associated with the reversal of restructuring accruals related to the early release from the Fontana property lease agreement, lower than expected legal costs to settle disputes on the Denver International Airport project and lower interest expense on a setlement with the Internal Revenue Service.

Interest expense increased $996 to $85,716 during the current nine-month period compared to the similar period of the prior year. The increase was attributable to interest paid on the Industrial Revenue Bonds which funded the Telecom plant expansion, partially offset by lower levels of outstanding debt on the line of credit.

The provision for income taxes was 37.9% of income before income taxes for the nine-month period ended March 30, 1996 compared to a credit of 43.6% in the comparable nine-month period of fiscal 1995. During the first quarter of fiscal 1995, Miller reversed $32,000 of previously accrued federal and state income taxes as a result of a settlement of the audit by the Internal Revenue Service.











Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

The following report on Form 8-K was filed during the three months ended March 30, 1996.

March 5, 1996, reporting information contained in press releases related to the discontinuance of negotiations to acquire Whitley
Manufacturing Company, Inc. and a $1.9 million supply contract for Miller Telecom Services, Inc.












































                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: May 13, 1996                 \Edward C. Craig
                                   Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                                   per share earnings




























Exhibit 11

                          MILLER BUILDING SYSTEMS, INC.
                                AND SUBSIDIARIES

              Statement Regarding Computation of Per Share Earnings


                                    Three Months Ended         Nine Months Ended
                                  March 30,   April 1,      March 30,  April 1,
                                    1996        1995          1996       1995

Calculation of primary earnings
 per common share:

 Net income (loss)                $ (180,265) $ (370,960) $   91,922 $   56,028

 Shares outstanding, net of
 treasury shares, at beginning of
 period                            3,100,963   3,100,963   3,100,963  3,158,578

 Average number of shares arising
 from the exercise of stock options     -           -           -         3,679

 Additional shares assuming
 exercise as of the beginning of
 the fiscal period of dilutive stock
 options, based on the treasury
 stock method using the average
 market price for the period          (a)-       (a)-          9,941     23,353

 Average number of shares from the
 sale of treasury stock                  -          -           -        12,802

 Average number of shares purchased
 as treasury stock                       -          -           -       (61,606)

Weighted average shares and
equivalent shares outstanding       3,100,963  3,100,963   3,110,904  3,136,806


Primary earnings (loss) per share: $     (.06) $    (.12) $      .03 $      .02




(a)  Common stock equivalents not considered since effect is antidilutive.


(b) Fully dilutive earnings (loss) per share do not differ from primary earnings (loss) per share.