Form 10-K
period 1996-06-29
MILLER BUILDING SYSTEMS INC
filed 1996-09-23
CIK 791905

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended    June 29, 1996
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, Par Value $.01 Per Share
                             (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the stock as reported by the National Association of Securities Dealers' Automated Quotation Systems, on August 30, 1996:
$15,795,901.

As of August 30, 1996, the Registrant had 3,102,963 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K:
     Portions of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, are incorporated into Part III.

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

                                STRUCTURES

     Structures is headquartered in Elkhart, Indiana and operates all administrative, sales, and production from that location. The Structures office controls manufacturing facilities in Bennington, Vermont; Elkhart, Indiana; Leola, Pennsylvania; Sioux Falls, South Dakota and Patterson, California.

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

     The factory-built buildings produced by Structures meet the specialized needs of users, which include architectural and engineering firms, churches, construction companies, correctional or prison authorities, educational and financial institutions, libraries, medical and dental facilities, military installations, post offices, real estate firms, restaurants and retail businesses. The cost of the building varies depending on its application or its specifications and may, in certain instances, be less expensive than a comparable conventional site-built building. Structures' cost portion of a completed building does not include transportation, site preparation, foundation and other installation work which is the responsibility of the user and is often provided and charged to the user by Structures' customer. In addition to all the aforementioned costs, the price charged to the user by Structures' customer will reflect a "mark-up" which is determined by Structures' customer and not by Structures.

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

     The floor, roof and walls of any building are constructed of conventional building materials, primarily wood or comparable materials. The building or module is fabricated in a process similar to conventional site-built construction with appropriate variations. Structures also produces building utilizing non-combustible materials. For these types of buildings, the floor is made of concrete. The wall studs and roof frame are made of steel and other components. The buildings utilize various other non-combustible materials.

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

     Structures is highly dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller.
For the fiscal years ended June 29, 1996 and July 1, 1995, the following customer represented 10% or more of net sales of Miller: Transport International Pool, Inc. d/b/a GE Capital Modular Space, a division of General Electric Capital Corporation ("GE Capital"), represented 13% and 23% respectively. An expanding customer base at Structures and the increased sales volume at Telecom, coupled with a decline in sales from GE Capital, caused the decrease in percentage of net sales from fiscal 1995.

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

     Structures competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. Structures believes that the principal basis on which it competes with on-site construction is the combination of the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements (including local and state regulatory compliance), and reliability in terms of completion time. The manufacturing efficiencies and generally lower wage rates of factory construction, even with the added transportation expense, in many instances result in the cost of factory-built buildings being equal to or lower than the cost of on-site construction of comparable quality. Quality, reliability and the ability to comply with regulatory requirements in a large number of states and localities depend upon the engineering and manufacturing expertise of the management and staff of Structures. The relative importance of these factors varies from customer to customer. Most of Structures' orders are awarded by its customers on the basis of competitive bidding.


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

     The pre-cast concrete technology available through Telecom allows for vandal-proof and environmental protection necessary for the telecommunication industry. Telecom produces single and multiple module buildings with modules ranging in size from 8' x 10' to modules as large as 14' x 30'. Telecom has provided buildings, when assembled, consisting of a single module of 80 square feet to multiple module buildings ranging up to 1,440 square feet. Multiple story technology is currently being developed by Telecom. Telecom can provide building transportation and complete site installation of the building and equipment, if required by the customer specifications. Opportunities in pre-cast concrete also exist for the containment of hazardous material in specialized shelters and in correctional facilities requiring pre-cast modular cells. Thelatter product can be provided to existing customers of Structures.

     Telecom has complemented the traditional pre-cast concrete technology with a lightweight concrete/steel building which will reduce the overall building weight by 40%. A Com-Lock series of buildings has been developed which allows speedy installation of interlocking steel and foam panels for difficult site placement, such as rooftops, mountaintop, or inside an existing building. A recently developed exportable Containerized Shelter, transforms a standard 20' and 40' steel shipping container into a virtually indestructible completely outfitted telecommunication shelter. Also, mobile shelters have been developed which meet the challenge of light weight, portable shelters for emergency communications, starter or test sites, temporary facilities or for special events broadcasting.

Marketing

     Telecom participates in an expanding market for telecommunication shelters which service the cellular and personal communication industries. Telecom expects the growth in these markets to continue. Telecom sells its product directly to the end users of the buildings, which have been principally telecommunication and utility companies, military bases and municipalities. Telecom competes for orders by providing a quotation developed from specifications received from the potential customer. While price is often a key factor in the potential customer's purchase decision, other factors may also apply, including delivery time, quality and prior experience with a certain manufacturer. Several customers have designated Telecom as their nationwide supplier. Telecom is prepared, if necessary, to provide a potential customer a bid or performance bond to ensure Telecom's performance.

The potential shipping radius of these type of buildings is not as restrictive as that of Modular and Mobile Office buildings; however, Telecom has concentrated its marketing efforts in geographic areas where, Telecom believes, it has a freight advantage over a significant portion of its competitors.

Competition

     Telecom competes with a number of national and regional firms. Some of these competitor companies may have greater financial strength or capabilities than Miller and Telecom; however, Telecom believes Miller's financial strength, engineering capabilities and experience in producing other types of factory-built structures are key elements in providing a competitive advantage to Telecom.

                                  General
             (Applicable to all of Miller's principal markets)

Backlog

     The backlog of orders by market at August 31, 1996 and 1995 was as follows:

                              1996                1995

    Structures         $11,488,000          $4,791,000
    Telecom              2,847,000           1,895,000

    Backlog is broadly defined as firm order commitments not yet produced into a final building product. The backlog at Structures has more than doubled from last year as the result of strong business activity, particularly in the East and Northwest. The backlog will provide full production into our second fiscal quarter, however, management believes it is to early to determine whether this current business activity will extend to the second half of fiscal 1997.

Telecom's backlog increased 33% as this subsidiary has become a competitive force in the telecommunication shelter industry. The management of Telecom believes that their backlogs will continue to increase with the ongoing development of their customer bases.

Regulation

    Customers of Miller's factory-built buildings, or Miller's subsidiaries if they complete the on-site work, are generally required to obtain building installation permits from applicable governmental agencies. In certain cases, however, conditional use permits may be obtained in lieu of building installation permits. Conditional use permits usually are granted for a stated period and may be renewable. Buildings completed by Miller's subsidiaries are manufactured and installed in accordance with applicable building codes set forth by the applicable state or local regulatory agencies.

    State building code regulations applicable to factory-built buildings vary from state to state. Many states have adopted codes that apply to the design and manufacture of factory-built buildings, such as those manufactured by Miller's subsidiaries, even if the units are manufactured outside the state and delivered to a site within that state's boundaries. Generally, obtaining state approvals is the responsibility of the manufacturer. Some states require certain customers to be licensed in order to sell or lease factory-built buildings. Additionally, certain states require a contractor's license from customers for the construction of the foundation, building installation, and other on-site work when this work is completed by the customer.

    On occasion, Miller's subsidiaries have experienced regulatory delays in obtaining the various required building plan approvals. In addition to some of its customers, Miller's subsidiaries actively seek assistance from various regulatory agencies in order to facilitate the approval process and reduce the regulatory delays.
Raw Materials

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

Seasonality

    Historically, Miller's subsidiaries have experienced greater sales during the first and fourth fiscal quarters with lesser sales during the second and third fiscal quarters. This reflects the seasonality of sales for products used in various applications, including classrooms and other educational buildings, and also the impact of weather on general construction related activities. See unaudited interim financial information contained in Note H of Notes to Consolidated Financial Statements.

Employees

    As of August 31, 1996, Miller and its subsidiaries had approximately 370 employees of which approximately 285 were direct production employees.

Engineering and Design

    Miller's subsidiaries engage in extensive engineering and design work to meet customers' requirements, as well as to prepare bid proposals for new projects. Engineering and design functions include structural, electrical, and mechanical design and specifications work.

ITEM 2.  PROPERTIES

    The principal office and production facilities of Miller and its subsidiaries consist of the following:

                       Approximate Square Footage

Location             Total     Production     Office     Owned or Leased

Elkhart, IN          77,500      61,500       16,000        Owned (1)

Elkhart, IN          54,800      50,600        4,200        Owned (2)

Leola, PA            61,900      58,900        3,000        Owned

Sioux Falls, SD      36,100      34,200        1,900        Leased (3)

Patterson, CA        44,600      41,400        3,200         Owned

Bennington, VT       28,900      27,000        1,900         Owned
_________________   _______     _______       ______
Total approximate
square footage      303,800     273,600       30,200

(1) Structures' administrative, sales, engineering and manufacturing facility. The Executive offices of Miller are also at this location.

(2)  Telecom administrative, sales and manufacturing facility.

(3)  Leased until April 15, 1998 with a two-year renewal option.


ITEM 3.  LEGAL PROCEEDINGS

         Neither Miller, Structures, nor Telecom is subject to any material pending litigation other than ordinary routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

         Steven F. Graver (age 44) has been a Director of Miller since April 1991 and was elected Chairman of the Board of Directors on August 11, 1994. Effective July 1, 1995, Graver, Bokhof & Goodwin ("GraverBokhof") became Graver, Bokhof, Goodwin & Sullivan ("GBGS"). GBGS is a subsidiary of the Optimum Group which has over $800 million in assets under management. Mr. Graver is President and Chief Portfolio Manager of the Optimum Group. In July 1991, GraverReich & Company ("GraverReich"), merged with GraverBokhof, an investment management firm, and Mr. Graver became a General Partner of GraverBokhof. From December 1986 until July 1991, Mr. Graver was the President and Chief Executive Officer, and Executive Vice President from February 1981 until November 1986, of GraverReich.

         Edward C. Craig (age 61) became the Chief Executive Officer of Miller and Vice Chairman of the Board of Directors of Miller effective on July 3, 1994. Mr. Craig was elected President of Miller on August 11, 1994. From July 1991 until April 1994, Mr. Craig was President and Chief Executive Officer of IBG, a mobular housing company. From April 1986 to July 1991, Mr. Craig was President of Ryland Building Systems, a division of Ryland Homes, Inc. Mr. Craig is a Director of Regional Building Systems.

         Thomas J. Martini (age 48) became the Vice President of Finance of Miller in July 1994. Mr. Martini was elected Secretary and Treasurer of Miller on April 28, 1992 and has been the Chief Financial Officer of Miller since February 1991.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Miller's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation (NASDAQ) system under the ticker symbol "MTIK". The following table sets forth the quarterly range of high and low quotations for these securities as reported on the NASDAQ National Market System for the two most recent fiscal years.

                                Fiscal 1996         Fiscal 1995
                               High     Low        High    Low

         1st Quarter          3 1/4    2 1/4         4      3
         2nd Quarter          3 1/2      2           4      3
         3rd Quarter            5        3         4 1/4  3 1/4
         4th Quarter            6      4 1/4         4      2

         As of August 30, 1996, Miller estimates there were approximately 1,600 stockholders of Miller's Common Stock. Of this total, approximately 250 were stockholders of record and shares for approximately 1,350 stockholders were held in street name. Harris Trust & Savings Bank, Chicago, is Miller's Transfer Agent and Registrar.

         Miller did not pay cash dividends on its Common Stock in fiscal 1996, fiscal 1995, or fiscal 1994 as the Board of Directors ceased the payment of
dividends in the third fiscal quarter of 1993.   Miller does not intend to pay
cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                             Years Ended
                       June 29,    July 1,   July 2,    June 30,   June 30,
                         1996       1995      1994        1993       1992

(In thousands, except per share data)

Net sales              $37,858    $41,455   $38,569     $40,623    $40,757
Net income (loss)          486(A)     320(A)    312(A)   (2,014)(A)   (224)
Net income (loss)
  per share                .16        .10       .10        (.61)      (.06)
Cash dividends per
  share                   -          -         -           .075        .10
Total assets            16,920     16,522    15,308      16,411     17,954
Long-term debt, less
 current maturities      1,270      1,385       110         210        302


(A) Miller's operating results for fiscal years 1996, 1995, 1994 and 1993 were adversely impacted by nonrecurring items of $358,180, $361,123, $159,252 and $2,345,363, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

         Net sales decreased $3.6 million or approximately 9% in fiscal 1996 from the corresponding period in fiscal 1995. Structures reported a $6.1 million, or approximately a 19% decrease in net sales during fiscal 1996. All Structures' plants, except Sioux Falls, South Dakota which remained flat, experienced net sales declines. The markets that Structures serves were very soft especially in the second and third fiscal quarters. With a $5.5 million increase in its net sales during fiscal 1996, Telecom more than doubled in net sales from the previous year. Telecom has become a competitive force in the telecommunication shelter industry. There were no net sales at the closed Residential division of Structures during fiscal 1996, compared to $3.0 million in fiscal 1995.

         Miller's gross profit during the 1996 fiscal year approximated 18% of net sales compared to approximately 15% of net sales in fiscal 1995. During fiscal 1996, net sales from Telecom were nearly a third of Miller's total net sales. The telecommunication business provides a higher gross profit than the modular units produced by Structures, which caused the increase in gross profit during the current fiscal year. Miller expects the expansion of the telecommunication shelter business to continue during the next fiscal year.

         Selling, general and administrative expenses increased $.5 million in fiscal 1996. These expenses were 15% of net sales in fiscal 1996 compared to 12% of net sales in fiscal 1995. The increase in administrative expense was primarily the result of higher payroll and other administrative expenses related to the growth of Telecom.

         During fiscal 1996, Miller recorded nonrecurring items of $358,180. These nonrecurring items consisted primarily of $256,792 of costs associated with the terminated acquisition of Whitley Manufacturing Company, Inc., $76,613 in additional costs associated with the closed Residential division and $15,703 in warranty costs at the closed PME operations.

         The decrease in interest expense in fiscal 1996 compared to fiscal 1995 of $2,688 was primarily the result of a $28,442 decrease in interest paid on the revolving line of credit related to lower debt outstanding, partially offset by a $25,687 increase in interest expense for the industrial revenue bond which was outstanding for the full fiscal year during 1996.

         During fiscal 1996, Miller recorded an income tax provision of $334,000 or 41% of pre-tax profit compared to an income tax provision of $189,000 or 37% of pre-tax profit in fiscal 1995. The increase in the current year's effective tax rate is attributable to increased state income taxes which result from the expansion and profitability of the Telecom subsidiary.


Fiscal 1995 Compared to Fiscal 1994

         Net sales increased $2.9 million or approximately 7% in fiscal 1995 from the corresponding amount in fiscal 1994. Structures reported a $3.4 million or approximately an 11% increase in net sales. Net sales in the Eastern plants of Structures increased $4.4 million or approximately 20%, while net sales in the West decreased $1.0 million or approximately 14%. All Structures' Eastern plants experienced net sales growth as the economy in these markets remained strong. The decline in net sales in the West was the result of continued sluggishness in the California economy. Telecom recorded a $1.0 million or approximately 23% increase in net sales, as this subsidiary continued to build its reputation and customer base. Net sales at the closed Residential division of Structures was virtually unchanged.

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

         During the year, Miller recorded nonrecurring items of $361,123. These nonrecurring items consisted primarily of a $265,514 charge which resulted from the final resolution of disputed warranty issues with a customer, a charge of $186,198 for exit costs associated with the closing of the Residential division, and the reversal of $90,589 of certain restructuring charges recorded in fiscal 1993. The earlier than anticipated exit from the lease at the Fontana plant, a favorable arbitration settlement and the reversal of warranty reserves at the closed PME operations, partially offset by additional interest expense for an IRS audit, were the principal causes for the reversal of restructuring costs.

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


Liquidity and Capital Resources

         Miller's working capital as of June 29, 1996 was $5,942,053 compared to $5,254,456 as of July 1, 1995. The working capital ratio as of June 29, 1996 and July 1, 1995 was 2.2 and 2.0 to 1, respectively.

         During fiscal 1996, operations provided cash flows of $378,193 consisting primarily of net income and certain noncash charges offset by increases in receivables and refundable income taxes and payments of accrued nonrecurring items. Miller utilized cash of $289,799 in investing activities, consisting primarily of purchases of plant and equipment. Miller utilized cash of $224,925 in the reduction of long-term debt.

         An unsecured revolving credit agreement with a bank makes available advances up to $5,000,000 through November 30, 1996. There was $1,500,000 outstanding on the revolving credit line at June 29, 1996 and $1,550,000 at July 1, 1995.

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

         (b)  Executive Officers

         Information regarding the Executive Officers of Miller is set forth in
Part I of this Form 10-K.



ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Compensation of Executive Officers section of the Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The information required by this Item is set forth in the Ownership of Miller Building Systems, Inc. Common Stock section of the Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Certain Relationships and Related Transactions section of the Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  Consolidated Financial Statements of Miller Building Systems,
                 Inc. and Subsidiaries

        Report of Independent Accountants . . . . . . . . . . . . . . . . . F-1

        Consolidated Balance Sheets as of June 29, 1996 and July 1, 1995. . F-2

        Consolidated Statements of Income for the years ended June 29,1996,
        July 1, 1995 and July 2,1994. . . . . . . . . . . . . . . . . . . . F-3

        Consolidated Statements of Stockholders' Equity for the years ended June 29, 1996, July 1, 1995 and July 2, 1994. . . . . . . . . F-4

        Consolidated Statements of Cash Flows for the years ended
        June 29, 1996, July 1, 1995 and July 2, 1994. . . . . . . . . . . . F-5

        Notes to Consolidated Financial Statements. . . . . . . . . . . . . F-6

    (2)  Financial Statement Schedule

         II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . F-15

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)  See Index to Exhibits

(b)      Reports on Form 8-K filed:
            No reports on Form 8-K were filed by the registrant in the last quarter of the 1996 fiscal year.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLER BUILDING SYSTEMS, INC.


September 16, 1996                \Edward C. Craig
                                  Edward C. Craig
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date


\Edward C. Craig             President, Chief         September 16, 1996
Edward C. Craig              Executive Officer
                             and Director
                             (Principal Executive
                             Officer)

\Thomas J. Martini           Secretary and            September 16, 1996
Thomas J. Martini            Treasurer (Principal
                             Financial and
                             Accounting Officer)

\Ronald L. Chez              Director                 September 16, 1996
Ronald L. Chez


\David E. Downen             Director                 September 16, 1996
David E. Downen


\Steven F. Graver            Director                 September 16, 1996
Steven F. Graver


\William P. Hall             Director                 September 16, 1996
William P. Hall


\Myron C. Noble               Director                September 16, 1996
Myron C. Noble


\David H. Padden             Director                 September 16, 1996
David H. Padden

\Jeffrey C. Rubenstein       Director                 September 16, 1996
Jeffrey C. Rubenstein



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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miller Buildings Systems, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the consolidated results of their operations and their cash flows for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein.




                                          COOPERS & LYBRAND L.L.P.


South Bend, Indiana
August 6, 1996, except as to the information presented in Note I for which the date is August 12, 1996



                                    F-1

                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                 June 29,       July 1,
                                                   1996          1995

                                     ASSETS

CURRENT ASSETS
  Cash and temporary cash investments         $   165,329    $   351,860
  Receivables, less allowance for doubtful
    receivables of $54,000 in 1996 and
    $59,000 in 1995                             6,749,230      5,960,110
  Refundable income taxes                         241,158           -
  Inventories:
    Raw materials                               2,875,527      2,945,366
    Work in process                               612,016        441,366
    Finished goods                                 53,457        146,887

                                                3,541,000      3,533,619

  Deferred income taxes                           252,000        320,000

  Other current assets                             83,087        126,752

      TOTAL CURRENT ASSETS                     11,031,804     10,292,341




PROPERTY, PLANT AND EQUIPMENT
  Land                                            835,421        847,336
  Buildings and leasehold improvements          5,497,359      5,357,144
  Machinery and equipment                       4,068,357      3,906,285

                                               10,401,137     10,110,765
    Less, Accumulated depreciation
      and amortization                          4,627,438      4,083,640

      PROPERTY, PLANT AND EQUIPMENT, NET        5,773,699      6,027,125



OTHER ASSETS                                      114,855        202,166

      TOTAL ASSETS                            $16,920,358    $16,521,632


The accompanying notes are a part of the consolidated financial statements.

                                                June 29,       July 1,
                                                  1996          1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                       $ 1,500,000    $ 1,550,000
  Current maturities of long-term debt            115,000        224,925
  Accounts payable                              2,291,448      2,074,510
  Accrued income taxes                             79,438         89,827
  Accrued expenses and other                      974,698        904,766
  Accrued nonrecurring items                      129,167        193,857

      TOTAL CURRENT LIABILITIES                 5,089,751      5,037,885


LONG-TERM DEBT, less current maturities         1,270,000      1,385,000

DEFERRED INCOME TAXES                             136,000        134,000

OTHER                                              20,019         45,782

      TOTAL LIABILITIES                         6,515,770      6,602,667


COMMITMENTS AND CONTINGENCIES - Notes C and G


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, issued
    4,023,548 shares                               40,235         40,235
  Additional paid-in capital                   11,454,903     11,454,903
  Retained earnings                             2,048,824      1,563,201

                                               13,543,962     13,058,339

    Less, Treasury stock, at cost               3,139,374      3,139,374

      TOTAL STOCKHOLDERS' EQUITY               10,404,588      9,918,965

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $16,920,358    $16,521,632




                                       F-2










                      (This page intentionally left blank.)

                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Years Ended

                                         June 29,     July 1,      July 2,
                                           1996         1995         1994

Net sales                              $37,857,968  $41,454,500  $38,568,812

Costs and expenses:
   Cost of products sold                31,002,433   35,373,322   33,791,773
   Selling, general and
    administrative                       5,558,322    5,018,490    4,362,530
   Nonrecurring items                      358,180      361,123      159,252
   Provision for doubtful receivables        1,287       67,528      120,220
   (Gain) loss on sale of property
     and equipment                         (12,323)       3,379     (183,910)
   Interest expense                        132,145      134,833       92,025
   Interest income                         ( 1,699)     (13,087)     (18,938)

       INCOME BEFORE
          INCOME TAX (CREDIT)              819,623      508,912      245,860

Income tax (credit)                        334,000      189,000      (66,000)

       NET INCOME                      $   485,623  $   319,912  $   311,860



Earnings per share of common stock:
  Primary                                   $  .16       $  .10       $  .10
  Fully diluted                             $  .15       $  .10       $  .10


Weighted average number of shares of common
  stock and common stock equivalents:
    Primary                              3,128,693    3,130,207    3,197,421
    Fully diluted                        3,290,453    3,130,207    3,197,421





  The accompanying notes are a part of the consolidated financial statements.

                MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock Issued
                                           (Authorized -      Additional                                          Total
                                         7,500,000 shares)      Paid-In    Retained       Treasury Stock      Stockholders'
                                       Shares      Amount       Capital    Earnings     Shares     Amount         Equity
BALANCE, JULY 1, 1993                4,023,548    $40,235    $11,454,903  $  938,574   774,470  $(2,681,591)   $ 9,752,121

  Treasury stock acquired                 -          -              -           -       90,500     (274,179)      (274,179)

  Net income                              -          -              -        311,860      -            -           311,860

BALANCE, JULY 2, 1994                4,023,548     40,235     11,454,903   1,250,434   864,970   (2,955,770)     9,789,802

  Treasury stock acquired                 -          -              -           -       80,000     (260,000)      (260,000)

  Treasury stock sold                     -          -              -         (2,572)  (15,385)      52,573         50,001

  Exercise of stock options using
  treasury stock                          -          -              -         (4,573)   (7,000)      23,823         19,250

  Net income                              -          -              -        319,912      -            -           319,912

BALANCE, JULY 1, 1995                4,023,548     40,235     11,454,903   1,563,201   922,585   (3,139,374)     9,918,965

  Net income                              -          -              -        485,623      -            -           485,623

BALANCE, JUNE 29, 1996               4,023,548    $40,235    $11,454,903  $2,048,824   922,585  $(3,139,374)   $10,404,588


 The accompanying notes are a part of the consolidated financial statements.


                                      F-4
                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Years Ended

                                           June 29,      July 1,      July 2,
                                             1996          1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $   485,623   $  319,912   $  311,860
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Nonrecurring items                      358,180      361,123      159,252
     Depreciation and amortization           632,277      612,359      574,243
     Amortization of other assets             10,582       17,886        1,944
     Deferred income taxes                    70,000       67,000      (44,000)
     (Gain) loss on sale of property
       and equipment                         (12,323)       3,379     (183,910)
     Changes in certain assets and
          liabilities:
       Receivables                          (789,120)     226,710     (528,709)
       Refundable income taxes              (241,158)        -         684,000
       Inventories                            (7,381)    (161,215)      20,835
       Other current assets                   43,665      274,074     (138,791)
       Accounts payable                      216,938   (1,128,428)     297,474
       Accrued income taxes                  (10,389)     (50,715)    (145,394)
       Accrued expenses and other             69,932      224,021       18,735
       Accrued nonrecurring items           (448,633)    (699,771)    (456,033)

        Net cash provided by
           operating activities              378,193       66,335      571,506

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property
    and equipment                             28,998       51,268    1,155,412
  Purchase of property, plant
    and equipment                           (395,526)  (1,934,432)    (394,918)
  Unexpended industrial revenue
    bond proceeds                             76,729      (76,729)        -

        Net cash provided by (used in)
          investing activities              (289,799)  (1,959,893)     760,494

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings     10,440,000   19,838,000   18,772,000
  Reduction of short-term borrowings     (10,490,000) (18,813,000) (19,649,000)
  Proceeds from long-term debt                  -       1,500,000         -
   Bond issuance costs                          -        (120,436)        -
  Payments of long-term debt                (224,925)    (100,481)     (91,849)
  Purchase of treasury stock                    -        (260,000)    (274,179)
  Proceeds from sale of treasury stock          -          50,001         -
  Proceeds from exercise of
   stock options                                -          19,250         -

        Net cash provided by (used in)
          financing activities              (274,925)   2,113,334   (1,243,028)

Increase (decrease) in cash and
  temporary cash investments                (186,531)     219,776       88,972

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                          351,860      132,084       43,112
  End of year                            $   165,329  $   351,860  $   132,084

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
    Interest                             $   127,246  $   113,167  $    87,664
    Income taxes (net of refunds)            515,547      172,715     (560,606)

   The accompanying notes are a part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      for the years ended June 29, 1996, July 1, 1995 and July 2, 1994



Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Miller Building Systems, Inc. is the parent of Miller Structures, Inc. and Miller Telecom Services, Inc. (individually and collectively referred to herein as "Miller"). Established in 1982, Miller designs, manufactures and markets factory-built buildings.

     The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

     Principles of Consolidation - The consolidated financial statements include the accounts of Miller Building Systems, Inc. and its two subsidiaries, both of which are wholly owned.

     Fiscal Year - Miller's fiscal year is a 52 or 53 week period ending on the Saturday closest to June 30.

     Revenue Recognition - Miller generally recognizes revenues from the sales of its products upon the completion of manufacturing and the transfer of title.

     Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

     Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Costs of purchased software and, under certain conditions, internal software development costs are capitalized and are amortized using the straight-line method over sixty months. As of June 29, 1996 and July 1, 1995, capitalized software costs, included with machinery and equipment, (and the related accumulated amortization) aggregated $233,025 (47,334), and $199,007 ($8,251), respectively.

     Bond Issuance Costs - Bond issuance costs aggregating $120,436, which related to issuance of the industrial revenue bond, are being amortized using the straight-line method over the term of the bond.




        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

     for the years ended June 29, 1996, July 1, 1995 and July 2, 1994


     Note A:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued.


      Income Taxes - Deferred income taxes are determined using the liability method.

      Employee Benefit Plan - Miller maintains a simplified 401(k) savings plan (the "Plan") for eligible participating employees of Miller. The Plan is a defined contribution plan under which employees may voluntarily contribute a percentage of their compensation. The Plan allows Miller to make discretionary matching contributions before the end of the Plan's calendar year-end. During the years ended June 29, 1996, July 1, 1995 and July 2, 1994, Miller expensed $22,560, $17,237 and $17,017 respectively, under this Plan.

      Earnings Per Share - Per share amounts are based upon the weighted average number of common shares outstanding and common equivalent shares (dilutive stock options) assumed outstanding during each period.

      Consolidated Statements of Cash Flows - Miller considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments for purposes of the consolidated statements of cash flows.

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying amounts of cash and temporary cash investments, receivables, short-term borrowings and accounts payable approximated their fair value as of June 29, 1996 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of June 29, 1996 based upon terms and conditions currently available to Miller in comparison to the terms and conditions of the outstanding long-term debt.



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      for the years ended June 29, 1996, July 1, 1995 and July 2, 1994



      Note B:  NONRECURRING ITEMS.

      Nonrecurring items consist of the following:

                                                   Years Ended

                                       June 29,         July 1,      July 2,
                                         1996            1995         1994

      Costs associated with
         terminated acquisition        $256,792        $   -        $    -
      Settled warranty issues              -            265,514          -
      Residential exit costs             76,613         186,198          -
      Severance agreement                  -               -          264,150
      Other nonrecurring
         charges (credits)               24,775         (90,589)     (104,898)

                                       $358,180        $361,123     $ 159,252



      During the fiscal year ended June 29, 1996, Miller recorded a pre-tax charge of $256,792 related to costs associated with the terminated acquisition of Whitley Manufacturing Company, Inc. In addition, during fiscal 1996, Miller recorded $76,613 of additional exit costs associated with the closing of its Residential Division.

      During the fiscal year ended July 1, 1995, Miller recorded a pre-tax charge of $265,514 which resulted from the final resolution of disputed warranty issues with a customer. Also, Miller recorded a pre-tax charge of $186,198 for exit costs associated with the closing of its residential division, which manufactured factory-built modular residential housing.

      During the fourth quarter of fiscal year ended July 2, 1994, Miller recorded a severance agreement with a former officer which consisted of seventeen months compensation and certain benefits. The agreement was payable monthly through December 31, 1995.

      At June 29, 1996, $20,019 ($45,782 at July 1, 1995) of the accrual for liabilities and costs associated with the nonrecurring items is reflected as a long-term liability and the remaining accrual is classified as a current liability.





             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        for the years ended June 29, 1996, July 1, 1995 and July 2, 1994



Note C:   DEBT.

          Short-term borrowings


      Miller maintains an unsecured revolving line of credit with a bank. The loan agreement makes available up to $5 million through November 30, 1996. Interest is payable monthly at prime or a margin over the London Interbank Offering Rate, depending on the pricing option selected by Miller. At June 29, 1996 and July 1, 1995, the weighted average interest rate on outstanding borrowings was 8.25% and 8.68%, respectively. As of June 29, 1996 and July 1, 1995, outstanding borrowings under the loan agreement aggregated $1,500,000 and $1,550,000, respectively. The loan agreement contains, among other provisions, certain covenants including: maintenance of a required current ratio, tangible net worth and liabilities to tangible net worth ratio.

      Long-term debt

      Long-term debt consists of the following:

                                                      June 29,        July 1,
                                                        1996           1995

      Industrial revenue bond, variable rate
      (3.55% at June 29, 1996), payable
      in annual installments of $115,000,
      with an installment of $120,000
      at final maturity in November 2007             $1,385,000     $1,500,000


      Obligation payable to a former officer               -           109,925


              Total                                   1,385,000      1,609,925


                Less, Current maturities                115,000        224,925

                      Long-term debt                 $1,270,000     $1,385,000


      Aggregate annual maturities of long-term debt are $115,000 for each of the next five years.

      In connection with the industrial revenue bond obligation, Miller obtained, as a credit enhancement for the bondholders, an irrevocable letter of credit in favor of the bond trustee. Miller, at its discretion, can convert the industrial revenue bond from a variable rate to a fixed rate. The fixed rate would be determined contemporaneously with the decision to convert. Miller may redeem the bonds at any time in increments of $100,000. In the event the bonds have been converted to a fixed rate, such redemtion is at a premium determined by the number of years from conversion to original maturity.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      for the years ended June 29, 1996, July 1, 1995 and July 2, 1994



      Note D:  STOCKHOLDERS' EQUITY.




      On June 30, 1994, the Board of Directors adopted the Miller Building Systems, Inc. 1994 Stock Option Plan (the "1994 Plan") under which 300,000 shares of common stock were reserved for future grant. The 1994 Plan expires June 30, 2004. On August 26, 1991, the Board of Directors adopted the Miller Building Systems, Inc. 1991 Stock Option Plan (the "1991 Plan") under which 250,000 shares of common stock were reserved for future grant. The 1991 Plan expires August 26, 2001. The 1994 Plan and 1991 Plan provide that options can be granted by Miller at a price not less than 100% of fair market value (or 110% of fair market value if the optionee owns 10% or more of Miller's common stock). The term of an option granted under the 1994 Plan and 1991 Plan cannot exceed ten years, and options are either exercisable upon grant or contain a specific vesting schedule, except in the event of a change of control, as defined, at which time all outstanding options become fully exercisable by the optionee.


      Changes in options are summarized as follows:

                                        Number            Per Share
                                      Of Shares         Option Price

      Outstanding at July 1, 1993     201,500         $2.50  -  $4.63
        Canceled                      (41,500)         3.00  -   4.25

      Outstanding at July 2, 1994     160,000          2.50  -   4.63
        Granted                       329,000          3.25  -   6.00
        Exercised                      (7,000)              2.75
        Canceled                      (88,000)         2.75  -   4.63

      Outstanding at July 1, 1995     394,000          2.50  -   6.00
        Granted                       215,000          4.00  -   6.13
        Cancelled                    (126,000)         3.25  -   6.00

      Outstanding at June 29, 1996    483,000         $2.50  -  $6.13
      Exercisable at June 29, 1996    241,200


      In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," was issued. This Statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the statement of income, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the notes to the financial statements. Miller expects to adopt SFAS
      No. 123 on a disclosure basis only, and the disclosure requirements are effective for fiscal years beginning after December 15, 1995. As such, implementation of SFAF No. 123 is not expected to impact Miller's consolidated balance sheet or statement of income.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      for the years ended June 29, 1996, July 1, 1995 and July 2, 1994



      Note D:                     STOCKHOLDERS EQUITY, Continued

      The Company has an employee stock purchase plan under which a total of 500,000 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions at a price equal to 85% of the fair market value on the purchase date. Certain restrictions in the plan limit the amount of payroll deductions and the amount of ownership in the Company an employee may acquire under the plan. As of June 29, 1996, the Company has not implemented the employee stock purchase plan.

      Note E:                     INCOME TAXES.

      The provision (credit) for income taxes is summarized as follows:

                                                     Years Ended
                                        June 29,      July 1,      July 2,
                                          1996         1995         1994
      Current:
        Federal                        $185,000      $ 72,000     $(18,000)
        State                            79,000        50,000       (4,000)

                                        264,000       122,000      (22,000)
      Deferred tax (credit)              70,000        67,000      (44,000)

          Total                        $334,000      $189,000     $(66,000)


      The provision (credit) for income taxes included in the consolidated statements of income differs from that computed by applying the federal statutory tax rate (34%) to income before income tax as follows:


                                                    Years Ended
                                          June 29,       July 1,      July 2,
                                            1996          1995         1994
      Computed federal income
        tax                               $279,000      $173,000     $ 83,600
      Increase (decrease)
        resulting from:
          Federal income taxes
            reversed for Internal
            Revenue Service examination       -             -        (120,400)
          State income taxes, net
            of federal income tax
            impact                          59,000        33,000       (2,600)
          Other, net                       ( 4,000)      (17,000)     (26,600)

             Total                        $334,000      $189,000    $ (66,000)


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      for the years ended June 29, 1996, July 1, 1995 and July 2, 1994


      Note E:     INCOME TAXES, Continued.

      Deferred income taxes reflect the estimated future net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liabilities at June 29, 1996 and July 1, 1995 are as follows:

                                                      June 29,        July 1,
                                                        1996           1995
          Current deferred tax asset:
            Inventories                              $ 138,000      $ 140,000
            Accrued warranty                            33,000         59,000
            Accrued nonrecurring items                  53,000         76,000
            Allowance for doubtful
              receivables                               22,000         24,000
            Other                                        6,000         21,000

                 Total                               $ 252,000      $ 320,000

      Long-term deferred tax asset (liability):

            Property, plant and equipment            $(144,000)     $(149,000)
            Accrued nonrecurring items                   8,000         15,000

                 Total                               $(136,000)     $(134,000)


      Note F:  MAJOR CUSTOMERS.

      Miller's primary business involves the design and manufacture of factory-built buildings. Miller sells its commercial modular and mobile office products to independent customers who, in turn, sell or lease to the end users. The telecommunication products are sold directly to the end user.

      One customer individually accounted for 13% of net sales in fiscal 1996, 23% of net sales in fiscal 1995 and 21% of net sales in fiscal 1994. At June 29, 1996, 16% of receivables are concentrated with one customer and 40% concentrated in five other customers. At July 1, 1995, 15% of receivables was concentrated with one customer and 37% was concentrated with five other customers.



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      for the years ended June 29, 1996, July 1, 1995 and July 2, 1994


      Note G:  COMMITMENTS AND CONTINGENCIES.

      Lease Commitments

      Miller leases certain real estate under a noncancellable operating lease expiring April 1998. The lease may be extended at Miller's option. Miller generally is responsible for utilities, taxes and insurance on the leased facility. Future minimum lease payments under this noncancellable lease are as follows: 1997 - $50,404 and 1998 - $43,237.

      Rental expense under all operating leases aggregated $70,691, $159,225 and $179,620 for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

      Self-Insurance

      Miller is self-insured for the portion of its employee health care costs not covered by insurance. Miller is liable for medical claims up to $40,000 per eligible employee annually, and aggregate annual claims up to approximately $658,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect. Miller accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred, but not reported, claims is based on analysis of historical claims data.

      Note H:  UNAUDITED INTERIM FINANCIAL INFORMATION.

         Presented below is certain selected unaudited quarterly financial information for the years ended June 29, 1996 and July 1, 1995:

                                                                       Earnings
                                 Net         Gross       Net Income     (Loss)
                                Sales        Profit        (Loss)      Per Share

             1996:
                 Fourth       $11,945,282   $2,373,716   $ 393,701      $  .12
                 Third          8,170,244    1,338,187    (180,265)       (.06)
                 Second         7,670,294    1,275,392      19,001         .01
                 First         10,072,148    1,868,240     253,186         .08
                              $37,857,968   $6,855,535   $ 485,623      $  .16

              1995:
                 Fourth       $11,298,949   $1,899,047   $ 263,885      $  .08
                 Third          9,225,932    1,131,982    (370,960)       (.12)
                 Second         9,691,497    1,440,865     118,817         .04
                 First         11,238,122    1,609,284     308,170         .10

                   Total      $41,454,500   $6,081,178   $ 319,912      $  .10

      The sum of quarterly earnings (loss) per share for the four quarters may not equal annual earnings per share due to changes in the average common equivalent shares.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded

      for the years ended June 29, 1996, July 1, 1995 and July 2, 1994



      Note I:     SUBSEQUENT EVENTS.

      On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas to lease a 155,000 square foot manufacturing facility. The lease agreement provides for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment can be reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller entered into an agreement with the current tenant of the property, whereby Miller agreed to pay the tenant $800,000, in two equal installments, to vacate the leased premises. Miller paid the tenant $400,000 on August 12, 1996, and will pay the remaining $400,000 after the tenant vacates the leased premises, which is scheduled to be on or before November 1, 1996. Miller intends to use its existing line of credit for the cash to pay the tenant.

      The lease agreement will be accounted for as a capitalized lease obligation whereby Miller will reflect the leased property under the capitalized lease and the related obligations on its balance sheet. If the lease agreement and related agreement with the current tenant had been consummated on June 29, 1996, Miller's consolidated balance sheet at that date would have reflected land and building under capital lease of $1,029,000, the $800,000 obligation to the current tenant and a $229,000 capital lease obligation, discounted using a 9% incremental borrowing rate.




                  MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

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



Year ended June 29, 1996:

 Allowance for
  doubtful
  receivables     $ 59,024    $  1,287   $   -     $  6,706 (A) $ 53,605



Year ended July 1, 1995:

 Allowance for
  doubtful
  receivables     $120,220    $ 67,528   $   -     $128,724 (A) $ 59,024



Year ended July 2, 1994:

 Allowance for
  doubtful
  receivables     $ 49,361   $120,220   $   -      $ 49,361 (A) $120,220

 Property held
  for sale        $153,259   $   -      $   -      $153,259 (B) $   -


(A)   Uncollectible accounts written off.


(B) Valuation allowance originally established in fiscal year 1993 to reflect "Property held for sale" at its net realizable value was utilized when the property was disposed of in fiscal year 1994.


             MILLER BUILDING SYSTEMS, INC., AND SUBSIDIARIES

                            INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit

10.57 Employment agreement between Registrant and Edward C. Craig, dated February 29, 1996 (I)

10.58 Lease agreement between the Board of County Commissioners of Coffey County, Kansas dated August 12, 1996 with respect to property located in Burlington, Kansas

10.59 Agreement between Registrant and American Quality Manufacturing, Inc. dated July 25, 1996, to vacate the leased property located in Burlington, Kansas

10.60 Lease agreement between Toboll Property Limited Partnership and Miller Structures, Inc. dated May 21, 1996, with respect to the lease of land in Sioux Falls, South Dakota

11       Statement regarding computation of per share earnings

23.3     Consent of Independent Accountants

The exhibits listed below are filed as part of this report and incorporated by reference as indicated.

3.1      Certificate of Incorporation, as amended (a)

3.2      By-Laws, as amended (a) (c) (e) (h) (j) (k) (m)

4.1      Specimen Common Stock Certificate (d)

4.2 Certificate of Incorporation, Articles Fourth, Eighth, and Tenth; By-Laws, Articles II, VII, and IX (a)

10.11 Lease Agreement between Sioux Falls Structures, Inc. (now known as Miller Structures, Inc.), a South Dakota corporation, and Toboll Corporation dated April 15, 1985 with respect to property located in Sioux Falls, South Dakota (a) and Amendments thereto dated February 3, 1988 and December 31, 1989 (g)

10.14 Lease between Miller Structures, Inc.), a California corporation, and C&W dated as of March 20, 1985 with respect to property located in Fontana, California (a)

10.44 Employment Agreement between Registrant and John M. Davis, dated March 16, 1990 and effective as of February 1, 1990 (f) (I)

10.47 Agreement between Registrant and Frederick H. Goldberger, dated May 6, 1991, which replaces an employment agreement dated April 26, 1988 and amendments thereto which was to expire on June 30, 1995
         (i)


10.48 1991 Stock Option Plan adopted by the Registrant's stockholders on October 30, 1991 and Form of Option Agreement (l)

10.49    Miller Building Systems, Inc. 401(k) Plan (n)

10.50 Letter to Frederick H. Goldberger, dated April 28, 1993, declaring the non-competition covenant, of the Agreement of May 6, 1991, to have no value (n)

10.51    First amendment to employment agreement between Registrant and John
         M. Davis, dated March 16, 1994 (p) (I)

10.52 Commercial Lease and Option to Purchase between Miller Structures, Inc., and Indiana corporation, and Malcolm O. Koons dated March 2, 1993 with respect to property located at Elkhart, Indiana (p)

10.53 1994 Stock Option Plan adopted by the Registrant's stockholders on October 25, 1994 and For of Option Agreement (o)

10.54 Agreement between Registrant and Ronald L. Chez, dated September 9, 1994 (q) (I)

10.55 Agreement to Terminate Lease between Miller Structures, Inc., an Indiana corporation, and Malcolm O. Koons dated June 12, 1995 with respect to property located at Elkhart, Indiana (q)

10.56 Employment agreement between Registrant and Edward C. Craig, dated July 1, 1994 (q) (I)

21.1     Subsidiaries of the Registrant (n)



(a)           Registration Statement on Form S-1, as amended (File No. 0-14651)
(b)           Form S-8, Date of Report - October 28, 1987
(c)           Form 8-K, Date of Report - July 20, 1989
(d)           Form 10-K for year ended June 30, 1989
(e)           Form 8-K, Date of Report - January 31, 1990
(f)           Form 8-K, Date of Report - March 16, 1990
(g)           Form 10-K for year ended June 30, 1990
(h)           Form 8-K, Date of Report - April 23, 1991
(i)           Form 8-K, Date of Report - May 6, 1991
(j)           Form 8-K, Date of Report - July 25, 1991
(k)           Form 8-K, Date of Report - August 26, 1991
(l)           Form S-8, Date of Report - July 31,1992
(m)           Form 8-K, Date of Report - April 22, 1993
(n)           Form 10-K for year ended June 30, 1993
(o)           Form S-8, Date of Report - Dated December 30, 1994
(p)           Form 10-K, for year ended July 2, 1994
(q)           Form 10-K, for year ended July 1, 1995

(I)        Indicates a management contract or compensation plan or arrangement.