Form 10-Q
period 1996-09-28
MILLER BUILDING SYSTEMS INC
filed 1996-11-12
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 28, 1996

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

              Common Shares, Par Value $.01 Per Share
          3,102,963 Shares Outstanding at November 8, 1996

The index to Exhibits is at page 13 in the sequential numbering system. Total pages: 14






                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets            3-4

             Condensed Consolidated Statements of Income       5

             Condensed Consolidated Statements of Cash Flows   6

             Notes to Condensed Consolidated Financial
              Statements                                      7-8


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       9-10

Part II.  Other Information


  Item 4.  Submission of Matters to a Vote of Security
            Holders                                           11

  Item 6.  Exhibits and Reports on Form 8-K                   11

Signatures                                                    12

Index to Exhibits                                             13







Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                        September 28,   June 29,
                                             1996         1996

                               ASSETS

CURRENT ASSETS:

  Cash and temporary cash investments  $   111,061   $   165,329
  Receivables                            7,440,466     6,749,230
  Refundable income Taxes                   14,844       241,158
  Inventories                            3,834,235     3,541,000
  Deferred income taxes                    252,000       252,000
  Other current assets                     137,905        83,087


     TOTAL CURRENT ASSETS               11,790,511    11,031,804




PROPERTY, PLANT AND EQUIPMENT, at cost  11,523,277    10,401,137
  Less, Accumulated depreciation and
   amortization                          4,767,613     4,627,438

                                         6,755,664     5,773,699

OTHER ASSETS, net                          101,778       114,855


     TOTAL ASSETS                      $18,647,953   $16,920,358








See notes to condensed consolidated financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 28,   June 29,
                                           1996          1996

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $ 1,000,000   $ 1,500,000
  Current maturities of long-term debt
    and capitalized lease obligations      487,900       115,000
  Accounts payable                       3,215,238     2,291,448
  Accrued income taxes                     344,450        79,438
  Accrued expenses and other               931,168       974,698
  Accrued nonrecurring items               122,721       129,167


     TOTAL CURRENT LIABILITIES           6,101,477     5,089,751

LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current maturities   1,476,100     1,270,000
DEFERRED INCOME TAXES                      136,000       136,000
OTHER                                       20,019        20,019


     TOTAL LIABILITIES                   7,733,596     6,515,770

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      2,551,787     2,048,824

                                        14,046,925    13,543,962

  Less, Treasury stock, at cost          3,132,568     3,139,374


     TOTAL STOCKHOLDERS' EQUITY         10,914,357    10,404,588

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $18,647,953   $16,920,358


See notes to condensed consolidated financial statements.

            MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                     September 28, September 30,
                                         1996          1995

Net sales                             $13,036,388   $10,072,148

Costs and expenses:
  Cost of products sold                10,717,582     8,203,908
  Selling, general and administrative   1,484,284     1,422,103
  Interest expense                         50,618        37,704
  Other income, principally interest      (29,865)         (753)

    INCOME BEFORE INCOME TAXES            813,769       409,186

Income taxes                              309,000       156,000


    NET INCOME                        $   504,769   $   253,186

Earnings per share
  of common stock                     $       .15   $       .08


Weighted average number of common
shares and equivalents outstanding      3,272,244     3,106,001



















See notes to the condensed consolidated financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended
                                      September 28, September 30,
                                          1996          1995


Net cash provided by
  operating activities                 $   983,872   $ 1,118,398

Cash flows (used in)
  investing activities:
      Purchase of property, plant
      and equipment                       (143,140)      (97,115)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  4,820,000     2,450,000
    Payments on short-term borrowings   (5,320,000)   (3,730,000)
    Payments of long-term debt and
      capitalized lease obligations       (400,000)      (26,563)
    Proceeds from exercise of
      stock options                          5,000          -

      Net cash (used in)
        financing activities              (895,000)   (1,306,563)

Decrease in cash and
  temporary cash investments               (54,268)     (285,280)

Cash and temporary cash investments:
  Beginning of period                      165,329       351,860

  End of period                        $   111,061   $    66,580


Noncash investing and financing activities:

  Building capitalized under capital
    lease and the related capital
    obligation                         $   979,000   $      -





See notes to condensed consolidated financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending June 28, 1997.

     The June 29, 1996 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B - INVENTORIES

     Inventories consist of the following:

                              September 28, 1996    June 29, 1995

Raw materials                     $ 3,406,137        $ 2,875,527
Work in process                       395,955            612,016
Finished goods                         32,143             53,457

                                  $ 3,834,235        $ 3,541,000


Note C - INCOME TAXES

     The provision for income taxes includes estimated federal and state income taxes computed using statutory rates in effect with recognition given to various income tax versus financial reporting differences. The provision for income taxes was 38.0% of income before income taxes for the three-months ended September 28, 1996 compared to 38.1% in the comparable three month period of fiscal 1996.


Note D - ACQUISITION OF KANSAS FACILITY

     On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas to lease a 155,000 square foot manufacturing facility. The lease agreement provides for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment can be reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller also entered into an agreement with the current tenant of the property, whereby Miller agreed to pay the tenant $750,000, in three installments ($400,000 on August 12, 1996; $300,000 on October 24, 1996; and $50,000 five days after the tenant vacates the premises). Miller has accounted for this transaction as a capital lease whereby Miller recorded the leased property under the capital lease and the related obligations on its balance sheet.

Note E - SALE OF CALIFORNIA OPERATION

     On October 21, 1996, Miller Structures, Inc.("Seller"), an Indiana corporation and a wholly owned subsidiary of Miller, sold all of its issued and outstanding stock of its wholly owned subsidiary, Miller Structures, Inc.,("Company") a California corporation, to MODTECH, Inc.("Buyer"). The sale was made pursuant to an Agreement for Purchase and Sale of all of the outstanding Capital Stock of Miller Structures, Inc., a Non-Competition Agreement and the Supplemental Closing Agreement.

     The consideration paid by the Buyer to the Seller consists of a cash purchase price of $1,606,022 less $82,000 pending the resolution of a dispute over the valuation of inventories. Seller and Buyer also entered into a three-year lease obligation for certain real property ("Property") which lease agreement requires the Buyer, as lessee, to pay Seller rental payments of $4,500 per month. The lease obligation is subject to cancellation if an expanded environmental report on the Property is performed and is satisfactory to Buyer. Upon the issuance of an acceptable expanded environmental report, Seller and Buyer will mutually agree to cancel the lease agreement, and Buyer will acquire the Property from Seller for a cash purchase price of $450,000. The Non-Competition Agreement provides that the Seller will not, at any time within a five-year period following closing, engage in any business that manufactures and markets the products currently manufactured by the Company in the states of California, Nevada and Arizona.





Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - September 28, 1996 compared to June 29, 1996

     At September 28, 1996, Miller's working capital was $5,689,034 compared to $5,942,053 at June 29, 1996. The working capital ratio at September 28, 1996 was 1.9 to 1 compared to 2.2 to 1 at June 29, 1996.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1996. There was $1,000,000 outstanding under this agreement at September 28, 1996 and $1,500,000 at June 29, 1996.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs. The proceeds from the sale of the California operation (see Note E of Notes to condensed consolidated financial statements) will be used to fund the acquisition of the Kansas facility (see Note D of the Notes to the condensed consolidated financial statements).

Results of Operations - Three months ended September 28, 1996 compared to the three months ended September 30, 1995

     Net sales increased $2,964,240 during the first quarter of fiscal 1997 or approximately 29.4% from the corresponding quarter in fiscal 1996. The increase in sales volume for the quarter was the result of strong business conditions at all of Millers' operating locations. Net sales at Miller Structures, Inc. ("Structures") increased 29.9% from the first quarter last year. All of the Structures plants participated in significant sales increases. Structures current backlog of business is more than double last years backlog. Net sales at Miller Telecom Services, Inc ("Telecom") increased 28.0% from the first quarter last year. Telecom has increasingly become a more competitive force in the telecommunication shelter business. Management believes the growth at Telecom will continue during the current fiscal year.

     During the three-month period ended September 28, 1996, cost of products sold was 82.2% of net sales compared to 81.5% for the comparable period of fiscal 1996. Generally, changes in gross profit are a result of varying factors, none of which can be specifically quantified, as product profitability varies in the different geographic regions served by Miller and also as a result of varying product mix. The increase in the cost of products sold percentage for the quarter ended September 28, 1996 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the three month period ended September 28, 1996, increased 4.4% when compared to the similar period of fiscal 1996. The higher selling, general and administrative expenses was the result of higher salary and wage expenses, partially offset by lower consulting, advertising and moving expenses. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended September 29, 1996, were 11.4%, compared to 14.1% in the comparable three month period in fiscal 1996.

     Interest expense increased $12,914 to $50,618 during the current three month period compared to the similar period of the prior year. The increase was attributable to higher interest rates and higher levels of debt outstanding.

     Other income (principally interest income) was $29,865 for the three months ended September 28, 1996 compared to $753 for the three months ended September 30, 1995. The current period's interest income was interest received from the Internal Revenue Service ("IRS") for tax refunds arising from filing amended income tax returns to reflect IRS audit adjustments (timing differences) on prior years' tax filings.

     The provision for income taxes was 38.0% of income before income taxes for the three-months ended September 28, 1996 compared to 38.1% in the comparable three month period of fiscal 1996.
























Part II.  Other Information


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Annual Meeting held on November 6, 1996, proxies for which were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

    (c)  Matters voted upon at Annual Meeting:
                                               Votes Cast

          1.  Election of Directors           For          Withheld
               Edward C. Craig             2,340,105         5,005
               Steven F. Graver            2,340,105         5,005



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 28, 1996.


























                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: November 11, 1996            \Edward C. Craig
                                   Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings


































Exhibit 11

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           Statement Regarding Computation of Per Share Earnings


                                           Three Months Ended
                                      September 28, September 30,
                                          1996          1995

Calculation of primary earnings
 per common share:

 Net income                            $  504,769    $  253,186

 Shares outstanding, net of
 treasury shares, at beginning of
 the fiscal year                        3,100,963     3,100,963

 Additional shares assuming
 exercise as of the beginning of
 the fiscal year of dilutive stock
 options, based on the treasury
 stock method using the average
 market price for the period              169,523         5,038

 Weighted average number of shares
 issued as a result of exercise
 of stock options                           1,758            -

Weighted average shares and
equivalent shares outstanding           3,272,244     3,106,001


Primary earnings per share:            $      .15    $      .08





Fully dilutive earnings per share do not differ materially from primary earnings per share.