Form 10-Q
period 1996-12-28
MILLER BUILDING SYSTEMS INC
filed 1997-02-06
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 28, 1996

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

              Common Shares, Par Value $.01 Per Share
          3,191,791 Shares Outstanding at February 3, 1997

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










Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       December 28,    June 29,
                                           1996          1996

                               ASSETS

CURRENT ASSETS:

  Cash and temporary cash investments  $ 1,512,505   $   165,329
  Receivables                            5,407,415     6,749,230
  Refundable income taxes                   14,844       241,158
  Inventories                            3,170,732     3,541,000
  Deferred income taxes                    252,000       252,000
  Other current assets                     297,946        83,087


     TOTAL CURRENT ASSETS               10,655,442    11,031,804




PROPERTY, PLANT AND EQUIPMENT, at cost  11,085,497    10,401,137
  Less, Accumulated depreciation and
   amortization                          4,409,647     4,627,438

                                         6,675,850     5,773,699

OTHER ASSETS, net                          116,370       114,855


     TOTAL ASSETS                      $17,447,662   $16,920,358








See notes to condensed consolidated financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       December 28,    June 29,
                                           1996          1996

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $      -      $ 1,500,000
  Current maturities of long-term debt
    and capitalized lease obligations      182,556       115,000
  Accounts payable                       3,231,791     2,291,448
  Accrued income taxes                     444,099        79,438
  Accrued expenses and other               757,079       974,698
  Accrued nonrecurring items               108,917       129,167


     TOTAL CURRENT LIABILITIES           4,724,442     5,089,751

LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current maturities   1,366,444     1,270,000
DEFERRED INCOME TAXES                      136,000       136,000
OTHER                                       20,019        20,019


     TOTAL LIABILITIES                   6,246,905     6,515,770

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      2,818,095     2,048,824

                                        14,313,233    13,543,962

  Less, Treasury stock, at cost          3,112,476     3,139,374


     TOTAL STOCKHOLDERS' EQUITY         11,200,757    10,404,588

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $17,447,662   $16,920,358


See notes to condensed consolidated financial statements.

            MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                     December 28,  December 30,
                                         1996          1995

Net sales                             $10,007,430   $ 7,670,294

Costs and expenses:
  Cost of products sold                 8,049,776     6,394,902
  Selling, general and administrative   1,481,089     1,220,152
  Interest expense                         27,007        25,239
  Interest income                         ( 6,518)         -

    INCOME BEFORE INCOME TAXES            456,076        30,001
Income taxes                              176,000        11,000

    NET INCOME                        $   280,076   $    19,001

Earnings per share
  of common stock                     $       .08   $       .01

Weighted average number of common
shares and equivalents outstanding      3,308,908     3,105,349


                                            Six Months Ended
                                     December 28,  December 30,
                                         1996          1995

Net sales                             $23,043,819   $17,742,442

Costs and expenses:
  Cost of products sold                18,767,358    14,598,810
  Selling, general and administrative   2,965,374     2,642,255
  Interest expense                         77,624        62,943
  Interest income                         (36,383)         (753)

    INCOME BEFORE INCOME TAXES          1,269,846       439,187
Income taxes                              485,000       167,000

    NET INCOME                        $   784,846   $   272,187

Earnings per share
  of common stock                     $       .24   $       .09

Weighted average number of common
shares and equivalents outstanding      3,290,513     3,105,674


See notes to the condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Months Ended
                                      December 28,  December 30,
                                          1996          1995


Net cash provided by
  operating activities                 $ 2,553,168   $ 1,683,402

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (418,705)     (227,332)
    Proceeds from sale of subsidiary     1,516,390          -

      Net cash provided by (used in)
        investing activities             1,097,685      (227,332)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  6,765,000     3,600,000
    Payments on short-term borrowings   (8,265,000)   (5,150,000)
    Payments of long-term debt and
      capitalized lease obligations       (815,000)     (168,830)
    Proceeds from exercise of
      stock options                         11,323          -

      Net cash (used in)
        financing activities            (2,303,677)   (1,718,830)

Increase (decrease) in cash and
  temporary cash investments             1,347,176      (262,760)

Cash and temporary cash investments:
  Beginning of period                      165,329       351,860

  End of period                        $ 1,512,505   $    89,100


Noncash investing and financing activities:

  Building capitalized under capital
    lease and the related capital
    obligation                         $   979,000   $      -





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


Note B - INVENTORIES

     Inventories consist of the following:

                               December 28, 1996    June 29, 1996

Raw materials                     $ 2,737,998        $ 2,875,527
Work in process                       337,727            612,016
Finished goods                         95,007             53,457

                                  $ 3,170,732        $ 3,541,000



Note C - INCOME TAXES

     The provision for income taxes includes estimated federal and state income taxes computed using statutory rates in effect with recognition given to various income tax versus financial reporting differences. The provision for income taxes was 38.2% of income before income taxes for the six-months ended December 28, 1996 compared to 38.0% in the comparable six-month period of fiscal 1996.




Note D - ACQUISITION OF KANSAS FACILITY

     On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas to lease a 155,000 square foot manufacturing facility. The lease agreement provides for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment can be reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller also entered into an agreement with the current tenant of the property, whereby Miller agreed to pay the tenant $750,000, in three installments ($400,000 on August 12, 1996; $300,000 on October 24, 1996; and $50,000 five days after the former tenant receives a signed acceptance and release agreement from Coffey County). Miller has accounted for this transaction as a capital lease whereby Miller recorded the leased property under the capital lease and the related obligations on its balance sheet.

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

     The consideration paid by the Buyer to the Seller consisted of a cash purchase price of $1,516,390. Seller and Buyer also entered into a three-year lease obligation for certain real property ("Property") which lease agreement requires the Buyer, as lessee, to pay Seller rental payments of $4,500 per month. The lease obligation is subject to cancellation if an expanded environmental report on the Property is performed and is satisfactory to Buyer. Upon the issuance of an acceptable expanded environmental report, Seller and Buyer will mutually agree to cancel the lease agreement, and Buyer will acquire the Property from Seller for a cash purchase price of $450,000. The Non-Competition Agreement provides that the Seller will not, at any time within a five-year period following closing, engage in any business that manufactures and markets the products currently manufactured by the Company in the states of California, Nevada and Arizona.









Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - December 28, 1996 compared to June 29, 1996

     At December 28, 1996, Miller's working capital was $5,931,000 compared to $5,942,053 at June 29, 1996. The working capital ratio at December 28, 1996 was 2.3 to 1 compared to 2.2 to 1 at June 29, 1996.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1997. There were no amounts outstanding under this agreement at December 28, 1996 and $1,500,000 was outstanding at June 29, 1996.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs. The proceeds from the sale of the California operation (see Note E of the Notes to Condensed Consolidated Financial Statements) were used to fund the acquisition of the Kansas facility (see Note D of the Notes to the Condensed Consolidated Financial Statements).

Results of Operations - Three months ended December 28, 1996 compared to the three months ended December 30, 1995

     Net sales increased $2,337,136 during the second quarter of fiscal 1997 or approximately 30.5% from the corresponding quarter in fiscal 1996. The increase in sales volume for the quarter was the result of strong business conditions at all of Millers' operating locations. Net sales at Miller Structures, Inc. ("Structures") increased 21.9% from the second quarter last year. All of the Structures plants, except the South Dakota plant, participated in significant sales increases. Structures current order backlog of business is more than triple last year's backlog. Net sales at Miller Telecom Services, Inc ("Telecom") increased 57.8% from the second quarter last year. Telecom continues to increase its market share in the telecommunication shelter business. Management believes the growth at Telecom will continue during the current fiscal year.

     During the three-month period ended December 28, 1996, cost of products sold was 80.4% of net sales compared to 83.4% for the comparable period of fiscal 1996. The 3% decline in gross profit for the quarter can be attributed to a shift in mix at Structures to the more profitable custom units, a larger percentage of unit sales at Telecom which carry a higher profit margin, and a strong business environment and order backlog which reduced the need to discount units during the slow winter months. The decrease in the cost of products sold percentage for the quarter ended December 28, 1996 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the three-month period ended December 28, 1996, increased 21.4% when compared to the similar period of fiscal 1996. The higher selling, general and administrative expenses were the result of higher salary and incentive compensation expenses, advertising expenses, legal fees and an increase in the provision for doubtful receivables. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended September 29, 1996, were 14.8%, compared to 15.9% in the comparable three-month period in fiscal 1996.

     Interest expense increased $1,768 to $27,007 during the current three-month period compared to the similar period of the prior year. The increase was attributable to higher levels of debt outstanding.

     The provision for income taxes was 38.6% of income before income taxes for the three months ended December 28, 1996 compared to 36.7% in the comparable three-month period of fiscal 1996.


Results of Operations - Six months ended December 28, 1996 compared to the six months ended December 30, 1995

     Net sales increased $5,301,377 during the six-month period ended December 28, 1996 or 29.9% from the corresponding period in fiscal 1996. Both Structures and Telecom contributed to the net sales increase. Net sales at Structures increased 26.1% and Telecom increased 41.7% from the six-month period last year.

     During the six-month period ended December 28, 1996, cost of products sold was 81.4% of net sales compared to 82.3% for the comparable period of fiscal 1996. The shift in mix to more profitable custom units at Structures, the larger percentage of unit sales at Telecom which carry a higher profit margin and the lack of unit discounting during the second quarter contributed to the reduction in the cost of products sold percentage for the six-month period.

     Selling, general and administrative expenses for the six-month period ended December 28, 1996, increased 12.2% when compared to the similar period of fiscal 1996. The higher selling, general and administrative expenses was the result of higher salary and incentive compensation expenses, advertising expense, legal fees and an increase in the allowance for doubtful receivables. As a percentage of net sales, selling, general and administrative expenses for the six-month period ended December 28, 1996, were 12.9%, compared to 14.9% in the comparable six-month period in fiscal 1996.

     Interest expense increased $14,681 to $77,624 during the current six-month period compared to the similar period of the prior year. The increase was attributable to higher levels of debt outstanding.

     The provision for income taxes was 38.2% of income before income taxes for the six-months ended December 28, 1996 compared to 38.0% in the comparable six-month period of fiscal 1996.


Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          The following report on Form 8-K was filed during the three months ended December 28, 1996.


          October 21, 1996, reporting the sale by Miller Structures, Inc., an Indiana corporation, of all of the issued and outstanding shares of common stock of Miller Structures, Inc., a California corporation, to MODTECH, Inc.





































                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: February 6, 1997            \Edward C. Craig
                                  Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings






































Exhibit 11

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           Statement Regarding Computation of Per Share Earnings


                                    Three Months Ended    Six Months Ended
                                 December    December     December    December
                                   1996        1995         1996        1995

Calculation of primary earnings
 per common share:

 Net income                         $  280,076 $   19,001  $  784,846 $  272,187

 Shares outstanding, net of
 treasury shares, at beginning of
 the fiscal year                     3,102,963  3,100,963   3,100,963  3,100,963

 Additional shares assuming
 exercise as of the beginning of
 the fiscal year of dilutive stock
 options, based on the treasury
 stock method using the average
 market price for the period           192,057      4,386     180,946      4,711

 Weighted average number of shares
 issued as a result of exercise
 of stock options                       26,456         -       14,755        -

 Weighted average number of shares
 acquired as treasury stock            (12,568)        -       (6,151)       -


Weighted average shares and
equivalent shares outstanding        3,308,908  3,105,349   3,290,513  3,105,674


Primary earnings per share:         $      .08 $      .01  $      .24 $      .09





Fully dilutive earnings per share do not differ materially from primary earnings per share.