Form 10-Q
period 1997-03-29
MILLER BUILDING SYSTEMS INC
filed 1997-05-08
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 29, 1997

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

              Common Shares, Par Value $.01 Per Share
          3,215,447 Shares Outstanding at May 9, 1997

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










Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 29,     June 29,
                                           1997          1996

                               ASSETS

CURRENT ASSETS:

  Cash and temporary cash investments  $    78,043   $   165,329
  Receivables                            6,822,447     6,749,230
  Refundable income taxes                     -          241,158
  Inventories                            4,107,269     3,541,000
  Deferred income taxes                    252,000       252,000
  Other current assets                     271,829        83,087


     TOTAL CURRENT ASSETS               11,531,588    11,031,804






PROPERTY, PLANT AND EQUIPMENT, at cost  11,487,507    10,401,137
  Less, Accumulated depreciation and
   amortization                          4,594,622     4,627,438

                                         6,892,885     5,773,699





OTHER ASSETS, net                          108,946       114,855


     TOTAL ASSETS                      $18,533,419   $16,920,358


See notes to condensed consolidated financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 29,    June 29,
                                           1997         1996

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $   200,000   $ 1,500,000
  Current maturities of long-term debt
    and capitalized lease obligations      182,721       115,000
  Accounts payable                       3,543,018     2,291,448
  Accrued income taxes                     480,444        79,438
  Accrued expenses and other               960,435       974,698
  Accrued nonrecurring items               105,939       129,167


     TOTAL CURRENT LIABILITIES           5,472,557     5,089,751

LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS, less current maturities   1,361,982     1,270,000
DEFERRED INCOME TAXES                      136,000       136,000
OTHER                                       20,019        20,019


     TOTAL LIABILITIES                   6,990,558     6,515,770

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      2,968,933     2,048,824

                                        14,464,071    13,543,962

  Less, Treasury stock, at cost          2,921,210     3,139,374


     TOTAL STOCKHOLDERS' EQUITY         11,542,861    10,404,588

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $18,533,419   $16,920,358


See notes to condensed consolidated financial statements.
            MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                       March 29,     March 30,
                                         1997          1996

Net sales                             $10,235,248   $ 8,170,244

Costs and expenses:
  Cost of products sold                 8,448,883     6,832,057
  Selling, general and administrative   1,507,723     1,271,859
  Nonrecurring items                         -          334,820
  Interest expense                         33,323        22,773
  Interest income                         (11,372)         -

    INCOME BEFORE INCOME TAXES            256,691      (291,265)
Income taxes                               97,000      (111,000)

    NET INCOME (LOSS)                 $   159,691   $  (180,265)

Earnings (loss) per share
  of common stock                     $       .05   $      (.06)

Weighted average number of common
shares and equivalents outstanding      3,384,734     3,100,963


                                           Nine Months Ended
                                       March 29,     March 30,
                                         1997          1996

Net sales                             $33,279,066   $25,912,686

Costs and expenses:
  Cost of products sold                27,216,242    21,430,867
  Selling, general and administrative   4,473,096     3,914,114
  Nonrecurring items                         -          334,820
  Interest expense                        110,947        85,716
  Interest income                         (47,755)         (753)

    INCOME BEFORE INCOME TAXES          1,526,536       147,922
Income taxes                              582,000        56,000

    NET INCOME                        $   944,536   $    91,922

Earnings per share
  of common stock                     $       .28   $       .03

Weighted average number of common
shares and equivalents outstanding      3,330,960     3,110,904

See notes to the condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended
                                        March 29,     March 30,
                                          1997          1996


Net cash provided by
  operating activities                 $ 1,138,302   $ 1,022,958

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (820,715)     (256,644)
    Proceeds from sale of subsidiary     1,516,390          -

      Net cash provided by (used in)
        investing activities               695,675      (256,644)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  7,765,000     4,600,000
    Payments on short-term borrowings   (9,065,000)   (5,435,000)
    Payments of long-term debt and
      capitalized lease obligations       (815,000)     (196,735)
    Proceeds from exercise of
      stock options                        193,737          -

      Net cash (used in)
        financing activities            (1,921,263)   (1,031,735)

Increase (decrease) in cash and
  temporary cash investments               (87,286)     (265,421)

Cash and temporary cash investments:
  Beginning of period                      165,329       351,860

  End of period                        $    78,043   $    86,439


Noncash investing and financing activities:

  Building capitalized under capital
    lease and the related capital
    obligation                         $   979,000   $      -





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


Note B - INVENTORIES

     Inventories consist of the following:

                                March 29, 1997      June 29, 1996

Raw materials                     $ 3,515,045        $ 2,875,527
Work in process                       404,234            612,016
Finished goods                        187,990             53,457

                                  $ 4,107,269        $ 3,541,000



Note C - INCOME TAXES

     The provision for income taxes includes estimated federal and state income taxes computed using statutory rates in effect with recognition given to various income tax versus financial reporting differences. The provision for income taxes was 38.1% of income before income taxes for the nine-months ended March 29, 1997 compared to 37.9% in the comparable nine-month period of fiscal 1996.




Note D - ACQUISITION OF KANSAS FACILITY

     On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas to lease a 155,000 square foot manufacturing facility. The lease agreement provides for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment can be reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller also entered into an agreement with the then current tenant of the property, whereby Miller agreed to pay the tenant $750,000, in three installments ($400,000 on August 12, 1996; $275,000 on October 24, 1996; and
$75,000 five days after the former tenant received a signed acceptance and release agreement from Coffey County). Miller has accounted for this transaction as a capital lease whereby Miller recorded the leased property under the capital lease and the related obligations on its balance sheet.

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

Note F - NONRECURRING ITEMS

     During the third quarter of fiscal 1996, Miller recorded a pre-tax charge of $256,792, related to costs associated with the terminated acquisition of Whitley Manufacturing Company, and a pre-tax charge of $78,028 for warranty and other costs at the closed PME and Residential operations.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - March 29, 1997 compared to June 29, 1996

     At March 29, 1997, Miller's working capital was $6,059,031 compared to $5,942,053 at June 29, 1996. The working capital ratio at March 29, 1997 was 2.1 to 1 compared to 2.2 to 1 at June 29, 1996.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1997. Outstanding borrowings under this credit agreement were $200,000 at March 29, 1997 compared to $1,500,000 at June 29, 1996.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs. The proceeds from the sale of the California operation (see Note E of the Notes to Condensed Consolidated Financial Statements) were used to fund the acquisition of the Kansas facility (see Note D of the Notes to the Condensed Consolidated Financial Statements).

Results of Operations - Three months ended March 29, 1997 compared to the three months ended March 30, 1996

     Net sales increased $2,065,004 during the third quarter of fiscal 1997 or approximately 25.3% from the corresponding quarter in fiscal 1996. The increase in sales volume for the quarter was the result of strong business conditions at all of Millers' operating locations, particularly in the Northeast. Net sales at Miller Structures, Inc. ("Structures") increased 23.0% from the third quarter last year. The increase in net sales was achieved despite the decline in sales related to the California operation which was sold during the current year's first fiscal quarter. Structures' current order backlog of business remains more than double last year's backlog. The new Kansas plant, which began production during the quarter, also contributed to the increased sales volume. Net sales at Miller Telecom Services, Inc. ("Telecom") increased 4.1% over the third quarter last year. Telecom's Elkhart plant is now producing close to capacity. The addition of the Kansas plant will provide the capacity to sustain the greater growth rates anticipated in the telecommunications industry.

     During the three-month period ended March 29, 1997, cost of products sold was 82.5% of net sales compared to 83.6% for the comparable period of fiscal 1996. The increase in gross profit and the gross profit percentage for the quarter can be attributed to a shift in mix at Structures to the more profitable custom units, a larger percentage of unit sales at Telecom which carry a higher profit margin, and a strong business environment and order backlog which reduced the need to discount units during the slow winter months. The decrease in the cost of products sold percentage for the quarter ended March 29, 1997 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the three-month period ended March 29, 1997, increased 18.5% when compared to the similar period of fiscal 1996. The higher selling, general and administrative expenses were the result of additional headcount and performance based compensation and start-up expenses at the Kansas plant. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended March 29, 1997, were 14.7%, compared to 15.6% in the comparable three-month period in fiscal 1996.

     Interest expense increased $10,550 to $33,323 during the current three-month period compared to the similar period of the prior year. The increase was attributable to higher levels of debt outstanding.

     The provision for income taxes was 37.8% of income before income taxes for the three months ended March 30, 1997 compared to a 38.1% credit for income taxes in the comparable three-month period of fiscal 1996.


Results of Operations - Nine months ended March 29, 1997 compared to the nine months ended March 29, 1996

     Net sales increased $7,366,380 during the nine-month period ended March 29, 1997 or 28.4% from the corresponding period in fiscal 1996. Structures, Telecom and the new Kansas operation all contributed to the net sales increase. Net sales at Structures increased 25.3% and Telecom increased 26.9% from the nine-month period last year.

     During the nine-month period ended March 29, 1997, cost of products sold was 81.8% of net sales compared to 82.7% for the comparable period of fiscal 1996. The shift in mix to more profitable custom units at Structures, the larger percentage of unit sales at Telecom which carry a higher profit margin and the lack of unit discounting during the second quarter contributed to the reduction in the cost of products sold percentage for the comparable nine-month period.

     Selling, general and administrative expenses for the nine-month period ended March 29, 1997, increased 14.3% when compared to the similar period of fiscal 1996. The higher selling, general and administrative expenses was the result of additional headcount and performance based compensation; start-up expenses at the Kansas plant; increased advertising expense; disposition related legal fees and an increase in the allowance for doubtful receivables. As a percentage of net sales, selling, general and administrative expenses for the nine-month period ended March 29, 1997, were 13.4%, compared to 15.1% in the comparable nine-month period in fiscal 1996.

     Interest expense increased $25,231 to $110,947 during the current nine-month period compared to the similar period of the prior year. The increase was attributable to higher levels of debt outstanding.

     The provision for income taxes was 38.1% of income before income taxes for the nine-months ended March 29, 1997 compared to 37.9% in the comparable nine-month period of fiscal 1996.

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued by the Financial Accounting Standards Board. The Company is required to initially adopt this pronouncement during its fiscal 1998 second quarter ending December 26, 1998. SFAS No. 128 will require the Company to make a dual presentation of basic and fully diluted earnings per share on the face of the income statement. The Company does not presently anticipate that SFAS No. 128 will have a significant impact on the Company's historically reported earnings per share.


Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          The following report on Form 8-K/A was filed during the three months ended March 29, 1997.


          The October 21, 1996 Form 8-K was amended to report that the Registrant, after further review of the preliminary financial information and the assumptions relating to the final terms of the Miller Structures Sale, had determined that the Miller Structures Sale did not involve the disposition of a significant amount of assets pursuant to Instruction 4 of Item 2 for Form 8-K and should be reported under "Item 5. Other Events." Also, the Form 8-K/A was filed to report that no proforma financial information was required to be filed under Item 7 for Form 8-K.


















                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: May 8, 1997                  \Edward C. Craig
                                   Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings






































Exhibit 11

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           Statement Regarding Computation of Per Share Earnings


                                  Three Months Ended       Nine Months Ended
                                 March 29,  March 30,    March 29,  March 30,
                                   1997       1996         1997       1996

Calculation of primary earnings
 (loss)per common share:

 Net income (loss)              $  159,691 $ (180,265) $  944,536 $   91,922

 Shares outstanding, net of
 treasury shares, at beginning
 of the fiscal period            3,159,991  3,100,963   3,100,963  3,100,963

 Additional shares assuming
 exercise as of the beginning
 of the fiscal period of
 dilutive stock options, based
 on the treasury stock method
 using the average market
 price for the period             190,292     (a)-        192,924     9,941

 Weighted average number of
 shares issued as a result of
 exercise of stock options         35,205        -         56,221      -

 Weighted average number of
 shares acquired as treasury
 stock                               (754)       -        (19,148)     -

Weighted average shares and
equivalent shares outstanding   3,384,734   3,100,963   3,330,960  3,110,904


Primary earnings (loss)
 per share:                    $      .05  $     (.06) $      .28 $      .03




(a)  Common stock equivalents not considered since effect is antidilutive.

Fully dilutive earnings (loss) per share do not differ materially from primary earnings (loss) per share.