Form 10-K
period 1997-06-28
MILLER BUILDING SYSTEMS INC
filed 1997-09-22
CIK 791905

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended    June 28, 1997
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, Par Value $.01 Per Share
                             (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock held by nonaffiliated of the registrant, based on the closing price of the stock as reported by the National Association of Securities Dealers' Automated Quotation Systems, on August 29, 1997:
$27,075,474.

As of August 29, 1997, the Registrant had 3,252,151 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K:
     Portions of Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, are incorporated into Part III.
                                 PART I

ITEM 1.   BUSINESS

The Company

     Miller Building Systems, Inc. ("Miller") is the parent of Miller Structures, Inc. ("Structures"), Miller Telecom Services, Inc. ("Telecom") and Miller Building Systems of Kansas, Inc. (incorporated in fiscal 1997.) All operations of Miller are conducted through its three wholly owned subsidiaries which design, manufacture, and market factory-built buildings.

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

     Effective June 29, 1997, Miller reorganized its operations and corporate structure. The Structures and Telecom subsidiaries were reorganized as manufacturing facilities which will produce both the Structures and Telecom product lines. There are three major production facilities, which will operate as wholly owned subsidiaries of Miller. These are Miller Building Systems of Indiana, Inc. (formerly Miller Telecom Services, Inc.); Miller Building Systems of Pennsylvania, Inc. (formerly Miller Structures, Inc.); and Miller Building Systems of Kansas, Inc. The Structures plant in Vermont will operate under Miller Building Systems of Pennsylvania, Inc., d.b.a. Miller Building Systems of Vermont. The Vermont plant will manufacture the Structures product line. Miller Building Systems of South Dakota, Inc.(formerly Miller Structures, Inc., a South Dakota corporation) will operate as a wholly owned subsidiary of Miller Building Systems of Kansas, Inc. and will also manufacture the Structures product line. Miller Construction Services, Inc. is a newly formed, wholly owned subsidiary of Miller. This subsidiary will provide complete turnkey service from site preparation, through setting and installation.

     During the fiscal year Miller sold its operation in Patterson, California (see Note G of the Notes to Consolidated Financial Statements). The proceeds from the sale of the California operation were used to fund the acquisition of the Kansas facility (see Note C of the Notes to Consolidated Financial Statements).

     Miller maintains its Executive Offices at 58120 County Road 3 South, Elkhart, Indiana 46517; telephone number (219) 295-1214. The Executive Office is Miller's principal operating office from which it manages and coordinates the activities of Structures and Telecom.

                                STRUCTURES

     Structures is headquartered in Elkhart, Indiana and operates all administrative, sales, and production from that location. The Structures office controls manufacturing facilities in Bennington, Vermont; Elkhart, Indiana; Leola, Pennsylvania; Sioux Falls, South Dakota and Burlington, Kansas.


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

     The factory-built buildings produced by Structures meet the specialized needs of users, which include architectural and engineering firms, churches, construction companies, correctional or prison authorities, educational and financial institutions, libraries, medical and dental facilities, military installations, post offices, real estate firms, restaurants and retail businesses. The cost of the building varies depending on its application or its specifications and may,in certain instances, be less expensive than a comparable conventional site-built building. Structures' cost portion of a completed building does not include transportation, site preparation, foundation and other installation work which is the responsibility of the user and is often provided and charged to the user by Structures' customer. In addition to all the aforementioned costs, the price charged to the user by Structures' customer will reflect a "mark-up" which is determined by Structures' customer and not by Structures.

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

     Structures is highly dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller. For the fiscal years ended June 28, 1997 and June 29, 1996, the following customers represented 10% or more of net sales of Miller: In-Roads, Inc. represented 15% of Miller's net sales for the fiscal year ended June 28, 1997 and Transport International Pool, Inc., d/b/a GE Capital Modular Space, a division of General Electric Capital Corporation ("GE Capital"), represented 13% for the fiscal year ended June 29, 1996.

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

                                  TELECOM

     Telecom is located in Elkhart, Indiana and operates all administrative, sales and production from that location. The Telecom office controls manufacturing facilities in Elkhart, Indiana and Burlington, Kansas.

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

                                  General
             (Applicable to all of Miller's principal markets)

Backlog

     The backlog of orders by market at August 31, 1997 and 1996 was as follows:

                                       1997                    1996
  Structures                        $8,699,000             $11,488,000
  Telecom                            2,705,000               2,847,000

    The backlog at Structures at August 31, 1996, when adjusted for the sold California operation was $10,184,000. The decline in backlog is the result of higher production levels at the Structures plants. The current backlog level should provide the basis to continue these increased production levels through our second fiscal quarter; however, management believes it is too early to determine whether this current business activity will extend to the second half of fiscal 1998. The small decline in the Telecom backlog is also related to our higher production levels. In addition, we have experienced a slowing of orders in recent months as the telecommunications industry in general has focused on getting existing infrastructure online and generating revenue. Miller believes that the build-out of the telecommunication infrastructure will increase in calender 1998. This should have a favorable impact on sales and production during the second half of Miller's fiscal year.

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

Seasonality

    Historically, Miller's subsidiaries have experienced greater sales during the first and fourth fiscal quarters with lesser sales during the second and third fiscal quarters. This reflects the seasonality of sales for products used in various applications, including classrooms and other educational buildings, and also the impact of weather on general construction related activities. See unaudited interim financial information contained in Note I of Notes to Consolidated Financial Statements.

Employees

    As of August 31, 1997, Miller and its subsidiaries had approximately 400 employees of which approximately 315 were direct production employees.

Engineering and Design

    Miller's subsidiaries engage in extensive engineering and design work to meet customers' requirements, as well as to prepare bid proposals for new projects. Engineering and design functions include structural, electrical, and mechanical design and specifications work.

ITEM 2.  PROPERTIES

    The principal office and production facilities of Miller and its subsidiaries consist of the following:

                       Approximate Square Footage

Location               Total     Production     Office     Owned or Leased

Elkhart, IN           77,500       61,500       16,000     Owned (1)

Elkhart, IN           54,800       50,600        4,200     Owned (2)

Leola, PA             61,900       58,900        3,000     Owned

Burlington, KS       155,000      150,000        5,000     Capitalized Lease

Sioux Falls, SD       36,100       34,200        1,900     Leased (3)

Bennington, VT        28,900       27,000        1,900     Owned
_________________    _______      _______       ______
Total approximate
square footage       414,200      382,200       32,000

(1) Structures' administrative, sales, engineering and manufacturing facility. The Executive offices of Miller are also at this location.

(2)      Telecom administrative, sales and manufacturing facility.

(3)      Leased until April 15, 1998 with a two-year renewal option.

         Miller also owns a 44,600 square foot manufacturing facility in Patterson, California. This plant is currently leased to the buyer of the California operation. (see Note G of the Notes to Consolidated Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS

         Neither Miller, Structures, nor Telecom is subject to any material pending litigation other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS

         Steven F. Graver (age 45) has been a Director of Miller since April 1991 and was elected Chairman of the Board of Directors on August 11, 1994. Effective July 1, 1995, Graver, Bokhof & Goodwin ("GraverBokhof") became Graver, Bokhof, Goodwin & Sullivan ("GBGS"). GBGS is a subsidiary of the Optimum Group which has over $800 million in assets under management. Mr. Graver is President and Chief Portfolio Manager of the Optimum Group. In July 1991, GraverReich & Company ("GraverReich"), merged with GraverBokhof, an investment management firm, and Mr. Graver became a General Partner of GraverBokhof. From December 1986 until July 1991, Mr. Graver was the President and Chief Executive Officer, and Executive Vice President from February 1981 until November 1986, of GraverReich.

         Edward C. Craig (age 62) became the Chief Executive Officer of Miller and Vice Chairman of the Board of Directors of Miller effective on July 3, 1994. Mr. Craig was elected President of Miller on August 11, 1994. From July 1991 until April 1994, Mr. Craig was President and Chief Executive Officer of IBG, a modular housing company. From April 1986 to July 1991, Mr. Craig was President of Ryland Building Systems, a division of Ryland Homes, Inc. Mr. Craig is a Director of Regional Building Systems.

         Thomas J. Martini (age 49) became the Vice President of Finance of Miller in July 1994. Mr. Martini was elected Secretary and Treasurer of Miller on April 28, 1992 and has been the Chief Financial Officer of Miller since February 1991.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Miller's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation (NASDAQ) system under the ticker symbol "MBSI." The following table sets forth the quarterly range of high and low quotations for these securities as reported on the NASDAQ National Market System for the two most recent fiscal years.

                               Fiscal 1997           Fiscal 1996
                              High      Low         High      Low

         1st Quarter          6 5/8    5 1/2        3 1/4    2 1/4
         2nd Quarter          8 3/4    5 3/8        3 1/2      2
         3rd Quarter          9 3/8    6 1/4          5        3
         4th Quarter            8      6 1/4        6 3/8    4 1/4

         As of August 29, 1997, Miller estimates there were approximately 1,500 stockholders of Miller's Common Stock. Of this total, approximately 200 were stockholders of record and shares for approximately 1,300 stockholders were held in street name. Harris Trust & Savings Bank, Chicago, is Miller's Transfer Agent and Registrar.

         Miller did not pay cash dividends on its Common Stock from fiscal 1994, through fiscal 1997 as the Board of Directors ceased the payment of dividends in the third fiscal quarter of 1993. Miller does not intend to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.
                                             Years Ended
                          June 28,   June 29,   July 1,    July 2,    June 30,
                            1997       1996      1995       1994        1993
(In thousands, except per share data)

Net sales                 $46,287    $37,858    $41,455    $38,569    $40,623
Net income (loss)           1,574        486        320        312     (2,014)
Net income (loss)
  per share                   .47        .16        .10        .10       (.61)
Cash dividends per
  share                      -          -          -          -          .075
Total assets               19,875     16,920     16,522     15,308     16,411
Long-term debt, less
 current maturities         1,357      1,270      1,385        110        210

(A) Net sales (in thousands) for fiscal years ended 1997, 1996, 1995, 1994 and 1993 include $1,636; $5,787; $6,414; $7,440 and $10,890, respectively, of Miller's California subsidiary which was sold on October 21, 1996. Net sales (in thousands) for fiscal 1997 include $2,139 for the new Kansas facility which commenced operations in January 1997.

(B) Miller's operating results for fiscal years 1996, 1995, 1994 and 1993 were adversely impacted by nonrecurring items (in thousands) of $358, $361, $159, and $2,345, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

         Net sales increased $8.4 million or approximately 22% in fiscal 1997 from the corresponding period in fiscal 1996. Structures reported a $5.1 million, or approximately a 19% increase in net sales during fiscal 1997. The increase in net sales was achieved despite the decline in sales related to the California operation which was sold during the current year's first fiscal quarter. The Eastern and Midwest Structures' plants benefited from several large contracts which kept the plants busy during the traditionally slow winter months and at nearly full capacity during the fourth quarter. In addition, Structures has expanded its customer base which provides greater access to the construction markets. The sold Structures' operation in California had net sales of $1.6 million in fiscal 1997 and $5.8 million in fiscal 1996.
Telecom's net sales increased $3.3 million, or nearly 30% during fiscal 1997. Telecom continues to gain market share and has become a competitive force in the telecommunications shelter industry. Miller expects the growth in the telecommunication shelter market to continue. The Kansas facility which began operations in January 1997 produced both the Structures and Telecom product lines. Net sales for the Structures products was $.4 million and was $1.7 million for the Telecom products.

         Miller's gross profit during the 1997 fiscal year approximated 19% of net sales compared to approximately 18% of net sales in fiscal 1996. During fiscal 1997, net sales from Telecom were nearly a third of Miller's total net sales. The increased sales volume in the Structures' plants, which consisted primarily of higher margin custom projects, accounted for the improved gross profit. Miller expects that the higher margin custom projects will continue to represent the major portion of the Structures' sales volume.

         Selling, general and administrative expenses increased $.7 million in fiscal 1997. These expenses were 14% of net sales in fiscal 1997 compared to 15% of net sales in fiscal 1996. The increase in administrative expense was primarily the result of additional headcount, performance based compensation and start-up expenses at the Kansas plant.

         The increase in interest expense in fiscal 1997 compared to fiscal 1996 of $23,140 was primarily the result of higher interest rates, higher debt outstanding on the revolving line of credit, and the capital lease obligation for the Kansas facility.

         During fiscal 1997, Miller recorded an income tax provision of $1,006,000 or 39% of pre-tax profit compared to an income tax provision of $334,000 or 41% of pre-tax profit in fiscal 1996. The decrease in the current year's effective tax rate is attributable to a lower effective tax rate for state income taxes. The effective tax rate varies from year to year depending on the levels of income in states where Miller is subject to state income tax.

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

Liquidity and Capital Resources

         Miller's working capital as of June 28, 1997 was $6,987,990 compared to $5,942,053 as of June 29, 1996. The working capital ratio as of June 28, 1997 and June 29, 1996 was 2.1 and 2.2 to 1, respectively.

         For the fiscal year ended June 28, 1997, Miller's operating activities used net cash of $246,610. Increases in cash from operating activities consisted primarily of net income, depreciation and amortization, and increases in accrued liabilities. These increases were more than offset by the $2.6 million increase in receivables and the $1.0 million increase in inventories. The increase in receivables and inventories were principally attributable to the strong third and fourth quarters compared to the preceding year. Miller's investing activities provided net cash of $400,316. The $1.5 million proceeds from the sale of the California subsidiary were partially offset by $1.1 million of capital expenditures. Miller's financing activities used net cash of $229,918. Increases in financing cash flows from the line of credit and proceeds from exercise of stock options were offset by payments of long-term debt and cash expended for the purchase of treasury stock. The net decrease in cash and cash equivalents for the fiscal year ended June 28, 1997 was $76,212 which resulted in cash and cash equivalents at the end of the year of $89,117.

         An unsecured revolving credit agreement with a bank makes available advances up to $5,000,000 through November 30, 1997. There was $1,870,000 outstanding on the revolving credit line at June 28, 1997 and $1,500,000 at June 29, 1996.

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

Accounting and Regulatory Developments

         In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued by the Financial Accounting Standards Board ("FASB"). Miller is required to adopt this pronouncement during its fiscal 1998 second quarter ending December 27, 1997. SFAS No. 128 will require Miller to make a dual presentation of basic and diluted earnings per share on the face of the income statement. Miller does not anticipate that SFAS No. 128 will have a significant impact on Miller's historically reported earnings per share.

         In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which Miller will be required to adopt in its fiscal 1999 year-end financial statements. SFAS No. 131 specifies revise guidelines for determining operating segments and the type and level of information to be disclosed. Miller has not yet determined what changes in its disclosures, if any, will be required by SFAS No. 131.

Forward Looking Statements

         Some matters set forth herein are forward looking statements that are dependent on certain risks and uncertainties. Such factors, among others, are the mix between fleet and custom products, the strength of the economy in the various sections of the country served by Miller and the bidding and quoting process, where our competitors can impact the profitability of our products. At times, Miller's actual performance differs materially from its projections and estimates regarding the economy, the modular building and telecommunications shelter industries and other key performance indicators. Miller's actual results could vary significantly from the performance projected in the forward looking statements.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  Consolidated Financial Statements of Miller Building Systems,
                 Inc. and Subsidiaries

         Report of Independent Accountants . . . . . . . . . . . . . . . .  F-1

         Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996  F-2

         Consolidated Statements of Income for the years ended
         June 28, 1997, June 29, 1996 and July 1, 1995 . . . . . . . . . .  F-3

         Consolidated Statements of Stockholders' Equity for the years ended June 28, 1997, June 29, 1996 and July 1, 1995 . . . . . . .  F-4

         Consolidated Statements of Cash Flows for the years ended
         June 28, 1997, June 29, 1996 and July 1, 1995 . . . . . . . . . .  F-5

         Notes to Consolidated Financial Statements. . . . . . . . . . . .  F-6

    (2)  Financial Statement Schedule

         II - Valuation and Qualifying Accounts. . . . . . . . . . . . . .  F-16

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)  See Index to Exhibits

(b)      Reports on Form 8-K filed:

              The following report on Form 8-K was filed during the three months ended June 28, 1997.

              May 21, 1997, announcing the change of ticker symbol to MBSI from MTIK effective when trading opened on June 2, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLER BUILDING SYSTEMS, INC.


September 16, 1997                \Edward C. Craig
                                  Edward C. Craig
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date


\Edward C. Craig             President, Chief         September 16, 1997
Edward C. Craig              Executive Officer
                             and Director
                             (Principal Executive
                             Officer)

\Thomas J. Martini           Secretary and            September 16, 1997
Thomas J. Martini            Treasurer (Principal
                             Financial and
                             Accounting Officer)


\David E. Downen             Director                 September 16, 1997
David E. Downen


\Steven F. Graver            Director                 September 16, 1997
Steven F. Graver


\William P. Hall             Director                 September 16, 1997
William P. Hall


\Myron C. Noble              Director                 September 16, 1997
Myron C. Noble


\David H. Padden             Director                 September 16, 1997
David H. Padden

\Jeffrey C. Rubenstein       Director                 September 16, 1997
Jeffrey C. Rubenstein



                                    14




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miller Building Systems, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the consolidated results of their operations and their cash flows for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                          COOPERS & LYBRAND L.L.P.



South Bend, Indiana
July 28, 1997





                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                      June 28,     June 29,
                                                        1997         1996

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $    89,117  $   165,329
  Receivables, less allowance for doubtful
    receivables of $48,000 in 1997 and
    $54,000 in 1996                                  8,450,479    6,749,230

  Refundable income taxes                                 -         241,158

  Inventories                                        3,712,664    3,541,000

  Deferred income taxes                                448,000      252,000

  Property held for sale                               412,106         -

  Other current assets                                  66,713       83,087

      TOTAL CURRENT ASSETS                          13,179,079   11,031,804




PROPERTY, PLANT AND EQUIPMENT

  Land                                                 598,237      835,421
  Buildings and leasehold improvements               5,918,922    5,497,359
  Machinery and equipment                            4,382,960    4,068,357
                                                    10,900,119   10,401,137
    Less, Accumulated depreciation
      and amortization                               4,308,543    4,627,438

      PROPERTY, PLANT AND EQUIPMENT, NET             6,591,576    5,773,699

OTHER ASSETS                                           104,562      114,855


      TOTAL ASSETS                                 $19,875,217  $16,920,358



   The accompanying notes are a part of the consolidated financial statements.




                                                     June 28,       June 29,
                                                       1997           1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                           $ 1,870,000   $ 1,500,000
  Current maturities of long-term debt                207,971       115,000
  Accounts payable                                  1,478,675     2,291,448
  Accrued income taxes                              1,072,464        79,438
  Accrued expenses and other                        1,561,979     1,103,865

      TOTAL CURRENT LIABILITIES                     6,191,089     5,089,751

LONG-TERM DEBT, less current maturities             1,357,374     1,270,000

DEFERRED INCOME TAXES                                 133,000       136,000

OTHER                                                  16,601        20,019

      TOTAL LIABILITIES                             7,698,064     6,515,770


COMMITMENTS AND CONTINGENCIES - Note H


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, issued
    4,023,548 shares                                  40,235        40,235
  Additional paid-in capital                      11,454,903    11,454,903
  Retained earnings                                3,596,049     2,048,824

                                                  15,091,187    13,543,962

    Less, Treasury stock, at cost                  2,914,034     3,139,374


      TOTAL STOCKHOLDERS' EQUITY                  12,177,153    10,404,588

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $19,875,217   $16,920,358






                      (This page intentionally left blank.)





                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                   Years Ended
                                         June 28,     June 29,      July 1,
                                           1997         1996         1995

Net sales                              $46,286,770  $37,857,968  $41,454,500

Costs and expenses:
   Cost of products sold                37,323,073   31,002,433   35,373,322
   Selling, general and
    administrative                       6,286,184    5,558,322    5,018,490
   Provision for doubtful receivables       51,293        1,287       67,528
  (Gain) loss on sale of property
      and equipment                         (3,667)     (12,323)       3,379
   Interest expense                        155,285      132,145      134,833
   Interest income                        (105,226)     ( 1,699)     (13,087)
   Nonrecurring items                         -         358,180      361,123

       INCOME BEFORE
          INCOME TAXES                   2,579,828      819,623      508,912

Income taxes                             1,006,000      334,000      189,000

       NET INCOME                      $ 1,573,828  $   485,623  $   319,912



Earnings per share of common stock:
  Primary                                   $  .47       $  .16      $  .10
  Fully diluted                             $  .47       $  .15      $  .10


Weighted average number of shares of
  common stock and common stock
  equivalents:
    Primary                              3,335,767    3,128,693   3,130,207
    Fully diluted                        3,360,050    3,290,453   3,130,207





   The accompanying notes are a part of the consolidated financial statements.

                MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Common Stock Issued
                                          (Authorized -     Additional                                          Total
                                        7,500,000 shares)    Paid-In     Retained       Treasury Stock      Stockholders'
                                       Shares      Amount    Capital     Earnings     Shares      Amount       Equity
BALANCE, JULY 3, 1994               4,023,548    $40,235   $11,454,903  $1,250,434   864,970  $(2,955,770) $ 9,789,802

  Treasury stock acquired                -          -            -            -       80,000     (260,000)    (260,000)

  Treasury stock sold                    -          -            -          (2,572)  (15,385)      52,573       50,001

  Exercise of stock options using
     treasury stock                      -          -            -          (4,573)   (7,000)      23,823       19,250

  Net income                             -          -            -         319,912      -            -         319,912

BALANCE, JULY 1, 1995               4,023,548     40,235    11,454,903   1,563,201   922,585   (3,139,374)   9,918,965

  Net income                             -          -            -         485,623      -            -         485,623

BALANCE, JUNE 29, 1996              4,023,548     40,235    11,454,903   2,048,824   922,585   (3,139,374)  10,404,588

  Treasury stock acquired                -          -            -            -       45,730     (351,063)    (351,063)

  Exercise of stock options using
     treasury stock                      -          -            -         (26,603) (162,200)     576,403      549,800

  Net income                             -          -            -       1,573,828      -            -       1,573,828

BALANCE, JUNE 28, 1997              4,023,548    $40,235   $11,454,903  $3,596,049   806,115  $(2,914,034) $12,177,153



  The accompanying notes are a part of the consolidated financial statements.

                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years Ended
                                            June 28,     June 29,       July 1,
                                              1997         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 1,573,828   $  485,623   $   319,912
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization           636,287      632,277       612,359
     Amortization of other assets             10,293       10,582        17,886
     Deferred income taxes                  (199,000)      70,000        67,000
     Nonrecurring items                         -         358,180       361,123
     Other                                    (6,612)     (12,323)        3,379
    Changes in certain assets and
     liabilities, net of effect of
     disposition of subsidiary in 1997
       Receivables                        (2,591,757)    (789,120)      226,710
       Refundable income taxes               241,158     (241,158)         -
       Inventories                          (991,266)      (7,381)     (161,215)
       Other current assets                   11,550       43,665       274,074
       Accounts payable                     (431,901)     216,938    (1,128,428)
       Accrued income taxes                  993,026      (10,389)      (50,715)
       Accrued expenses and other            507,784     (378,701)     (475,750)

        Net cash provided by (used in)
           operating activities             (246,610)     378,193        66,335

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property
    and equipment                              7,250       28,998        51,268
  Purchase of property, plant
    and equipment                         (1,123,324)    (395,526)   (1,934,432)
  Proceeds from sale of subsidiary         1,516,390         -             -
  Unexpended industrial revenue
  bond proceeds                                 -          76,729       (76,729)

        Net cash provided by (used in)
          investing activities               400,316     (289,799)   (1,959,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings     14,695,000   10,440,000    19,838,000
  Reduction of short-term borrowings     (14,325,000) (10,490,000)  (18,813,000)
  Proceeds from long-term debt                  -            -        1,500,000
    Bond issuance costs                         -            -         (120,436)
  Payments of long-term debt                (798,655)    (224,925)     (100,481)
  Purchase of treasury stock                (351,063)        -         (260,000)
  Proceeds from sale of treasury stock          -            -           50,001
  Proceeds from exercise of stock
    options                                  549,800         -           19,250

        Net cash provided by (used in)
          financing activities              (229,918)    (274,925)    2,113,334

Increase (decrease) in cash and
  cash equivalents                           (76,212)    (186,531)      219,776

CASH AND CASH EQUIVALENTS
  Beginning of year                          165,329      351,860       132,084
  End of year                            $    89,117  $   165,329   $   351,860

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
    Interest                             $   151,783  $   127,246   $   113,167
    Income taxes (net of refunds)            (29,184)     515,547       172,715

NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Building capitalized under capital
  lease and the related capital
  lease obligation                           979,000         -             -


    The accompanying notes are a part of the consolidated financial statements.

Note A:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Miller Building Systems, Inc. ("Miller") is the parent of Miller Structures, Inc. ("Structures"), Miller Telecom Services, Inc. ("Telecom") and Miller Building Systems of Kansas, Inc. (incorporated in fiscal 1997). All operations of Miller are conducted through its three wholly owned subsidiaries which design, manufacture, and market factory-built buildings. Miller has two product lines, Structures and Telecom. The factory-built buildings produced by Structures are modular and mobile buildings, which are generally movable and relocatable, and designed to meet the specialized needs of a wide variety of users. Structures products are sold to independent customers who, in turn, sell or lease to the end users. The Structures division has manufacturing facilities in Elkhart, Indiana; Leola, Pennsylvania; Sioux Falls, South Dakota; Bennington, Vermont; Burlington, Kansas and prior to October 1996, Patterson, California. The Telecom division manufactures specialized buildings, which utilize modular construction techniques and pre-cast concrete technology, and are designed principally for customers in the telecommunications industry. Telecom's products are sold directly to the end user. Telecom has manufacturing facilities in Elkhart, Indiana and Burlington, Kansas. Miller's Structures and Telecom products are sold throughout the United States.

      The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

      Principles of Consolidation - The consolidated financial statements include the accounts of Miller Building Systems, Inc. and its wholly owned subsidiaries.

      Fiscal Year - Miller's fiscal year is a 52 or 53 week period ending on the Saturday closest to June 30.

      Revenue Recognition and Concentration of Credit Risk - Miller generally recognizes revenues from the sales of its products upon the completion of manufacturing and the transfer of title. One customer individually accounted for 15% of net sales in fiscal 1997, and a different customer accounted for 13% of net sales in fiscal 1996 and 23% of net sales in fiscal 1995. At June 28, 1997, 41% of receivables is concentrated with Miller's largest customer in fiscal 1997 and 28% is concentrated with five other customers. At June 29, 1996, 16% of receivables was concentrated with Miller's largest customer in fiscal 1996 and 40% was concentrated with five other customers.

      Cash and Cash Equivalents - Miller considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

      Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.



Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued.

      Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Costs of purchased software and, under certain conditions, internal software development costs are capitalized and are amortized using the straight-line method over sixty months. As of June 28, 1997 and June 29, 1996, capitalized software costs, included with machinery and equipment, (and the related accumulated amortization) aggregated $256,953 ($93,644), and $233,025 ($47,334), respectively.

      Bond Issuance Costs - Bond issuance costs aggregating $120,436, which related to issuance of the industrial revenue bond, are being amortized using the straight-line method over the term of the bond.

      Income Taxes - Deferred income taxes are determined using the liability method.

      Employee Benefit Plan - Miller maintains a simplified 401(k) savings plan (the "Plan") for eligible participating employees of Miller. The Plan is a defined contribution plan under which employees may voluntarily contribute a percentage of their compensation. The Plan allows Miller to make discretionary matching contributions before the end of the Plan's calendar year-end. During the years ended June 28, 1997, June 29, 1996 and July 1, 1995, Miller expensed $77,546, $22,560 and $17,237 respectively, under this Plan.

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

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximated their fair value as of June 28, 1997 and June 29, 1996 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of June 28, 1997 and June 29, 1996 based upon terms and conditions currently available to Miller in comparison to the terms and conditions of the outstanding long-term debt.





Note B:  INVENTORIES.

      Inventories consist of the following:

                                                   June 28,        June 29,
                                                     1997            1996

      Raw materials                               $3,133,958      $2,875,527
      Work in process                                578,706         612,016
      Finished goods                                    -             53,457
                                                  $3,712,664      $3,541,000

Note C:  DEBT.

      Short-term borrowings

      Miller maintains an unsecured revolving line of credit with a bank. The loan agreement makes available up to $5 million through November 30, 1997. Interest is payable monthly at prime or a margin over the London Interbank Offering Rate, depending on the pricing option selected by Miller. At June 28, 1997 and June 29, 1996, the weighted average interest rate on outstanding borrowings was 8.34% and 8.25%, respectively. As of June 28, 1997 and June 29, 1996, outstanding borrowings under the loan agreement aggregated $1,870,000 and $1,500,000, respectively. The loan agreement contains, among other provisions, certain covenants including: maintenance of a required current ratio, tangible net worth and liabilities to tangible net worth ratio.

      Long-term debt

      Long-term debt consists of the following:
                                                      June 28,      June 29,
                                                        1997          1996
      Industrial revenue bond, variable rate
        (4.25% at June 28, 1997), principal
        payable in annual installments of
        $115,000 with an installment of $120,000
        at final maturity in November 2007           $1,270,000   $1,385,000
      Capitalized lease, interest imputed at
        5.63%, payable monthly through
        December 2006                                   295,345         -

              Total                                   1,565,345    1,385,000

                Less, Current maturities                207,971      115,000
              Long-term debt                         $1,357,374   $1,270,000




Note C:  DEBT, Continued.

      On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas to lease a 155,000 square foot manufacturing facility. The lease agreement provides for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment can be reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller also entered into an agreement with the then current tenant of the property, whereby Miller agreed to pay the tenant $750,000, in three installments ($400,000 on August 12, 1996; $275,000 on October 24, 1996;
      and $75,000 five days after the former tenant received a signed acceptance and release agreement from Coffey County). Miller has accounted for this transaction as a capital lease whereby Miller recorded the leased property under the capital lease and the related obligation on its balance sheet. As of June 28, 1997, the cost and accumulated amortization of the capitalized lease property was $979,000 and $13,597, respectively.

      As of June 28, 1997, the annual maturities of the industrial revenue bond and the future minimum lease payments under the capitalized lease obligation are as follows:

      Fiscal Years                Industrial          Capitalized
         Ending                  Revenue Bond            Lease

         1998                     $  115,000            $105,000
         1999                        115,000              30,000
         2000                        115,000              30,000
         2001                        115,000              30,000
         2002                        115,000              30,000
      Thereafter                     695,000             135,000
                                  $1,270,000             360,000

         Less: Amount representing interest               64,655

                                                        $295,345

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




Note D:  STOCK COMPENSATION PLANS.

      Stock Option Plans

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

      The following table summarizes stock option activity:

                                        Number        Weighted Average
                                       of Shares       Exercise Price

      Outstanding at July 3, 1994       160,000            $3.06
        Granted                         329,000             4.07
        Exercised                        (7,000)            2.75
        Canceled                        (88,000)            3.42

      Outstanding at July 1, 1995       394,000             3.83
        Granted                         215,000             4.64
        Cancelled                      (126,000)            5.04

      Outstanding at June 29, 1996      483,000             3.87
        Granted                          58,000             6.29
        Exercised                      (162,200)            3.39

      Outstanding at June 28, 1997      378,800             4.45

      Exercisable at June 28, 1997      180,600             4.00




Note D:  STOCK COMPENSATION PLANS, Continued.

      Options outstanding at June 28, 1997 are exercisable at prices ranging from $2.50 to $6.375 per share and have a weighted average remaining contractual life of 6.60 years. The following table summarizes information about stock options outstanding at June 28, 1997.

                                     Outstanding            Exercisable

                      Number      Weighted                Number
                    Outstanding    Average   Weighted   Exercisable  Weighted
        Range of        at       Remaining    Average       at        Average
        Exercise     June 28,   Contractual  Exercise    June 28,    Exercise
         Price         1997         Life       Price       1997        Price

      $2.50 -$4.00    240,800       6.56       $3.55     131,600       $3.35

       4.01 - 5.50     20,000       6.72        4.72      15,000        4.50

       5.51 - 6.375   118,000       5.97        6.24      34,000        6.28

                      378,800                            180,600

            At June 29, 1996 and July 1, 1995, there were exercisable options to purchase 241,200 and 188,600 shares at weighted average exercise prices of $3.31 and $3.24 per share, respectively. The weighted average grant date fair value of options granted during the years ended June 28, 1997 and June 29, 1996 were $2.89 and $1.94, respectively. As of June 28, 1997, 2,000 shares were reserved for the granting of future stock options, compared with 60,000 shares at June 29, 1996.

      Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:
                                                June 28,            June 29,
                                                  1997                1996

         Pro forma net income                  $1,458,654           $394,177
         Pro forma net income per share               .44                .13

      The pro forma amounts shown above and the weighted-average grant-date fair value of options granted are estimated using the Black-Scholes option-pricing model with the following assumptions:

         Risk free interest rate                    6.30%             5.77%
         Expected life                          3.3 years         2.6 years
         Expected volatility                          50%               50%






Note D:  STOCK COMPENSATION PLANS, Continued.

      Stock Purchase Plan

      The Company has an employee stock purchase plan under which a total of 500,000 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions at a price equal to 85% of the fair market value on the purchase date. Certain restrictions in the plan limit the amount of payroll deductions and the amount of ownership in the Company an employee may acquire under the plan. As of June 28, 1997, the Company has not implemented the employee stock purchase plan.

      Note E:     INCOME TAXES

      The provision for income taxes is summarized as follows:

                                                      Years Ended
                                          June 28,      June 29,      July 1,
                                            1997          1996         1995
      Current:
        Federal                         $1,020,000      $185,000     $ 72,000
        State                              185,000        79,000       50,000

                                         1,205,000       264,000      122,000

      Deferred tax (credit)               (199,000)       70,000       67,000

        Total                           $1,006,000      $334,000     $189,000


      The provision for income taxes included in the consolidated statements of income differs from that computed by applying the federal statutory tax rate (34%) to income before income tax as follows:

                                                     Years Ended
                                          June 28,      June 29,     July 1,
                                            1997          1996        1995
      Computed federal income
         tax                            $  877,000      $279,000   $ 173,000
      Increase (decrease)
        resulting from:
          State income taxes, net
            of federal income tax
            benefit                         94,000        59,000      33,000
          Other, net                        35,000        (4,000)    (17,000)

             Total                      $1,006,000      $334,000   $ 189,000







Note E:  INCOME TAXES, Continued.

      Deferred income taxes reflect the estimated future net tax effects of temporary differences between the carrying amounts of assets and liabili-

      ties for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability at June 28, 1997 and June 29, 1996 are as follows:

                                                     June 28,      June 29,
                                                       1997          1996
      Current deferred tax asset:

        Allowance for doubtful
          receivables                               $  20,000     $  22,000
      Inventories                                     154,000       138,000
      Property held for sale                           62,000          -
      Accrued warranty                                 70,000        33,000
      Other accrued liabilities                       142,000        59,000
             Total                                  $ 448,000     $ 252,000

      Long-term deferred tax asset (liability):

        Property, plant and equipment               $(140,000)    $(144,000)
        Other                                           7,000         8,000

             Total                                  $(133,000)    $(136,000)


Note F:  NONRECURRING ITEMS.

          Nonrecurring items consist of the following:

                                                   Years Ended
                                      June 28,      June 29,       July 1,
                                        1997          1996          1995
      Costs associated with
         terminated acquisition       $   -         $256,792      $   -
      Settled warranty issues             -             -          265,514
      Residential exit costs              -           76,613       186,198
      Other nonrecurring
         charges (credits)                -           24,775       (90,589)

                                      $   -         $358,180      $361,123

      During the fiscal year ended June 29, 1996, Miller recorded a pre-tax charge of $256,792 related to costs associated with the terminated acquisition of Whitley Manufacturing Company, Inc. In addition, during fiscal 1996, Miller recorded $76,613 of additional exit costs associated with the closing of its residential division, which manufactured factory-built modular residential housing.





Note F:  NONRECURRING ITEMS, Continued.

      During the fiscal year ended July 1, 1995, Miller recorded a pre-tax charge of $265,514 which resulted from the final resolution of disputed warranty issues with a customer. Also, Miller recorded a pre-tax charge of $186,198 for exit costs associated with the closing of its residential division.

Note G:  SALE OF CALIFORNIA OPERATION.

      On October 21, 1996, Miller sold all of the issued and outstanding stock of its wholly owned California subsidiary, to MODTECH, Inc.("Buyer"). The California subsidiary manufactured modular and mobile buildings in Patterson, California.

      The consideration paid by the Buyer to Miller consisted of a cash purchase price of $1,516,390. Miller and the Buyer also entered into a three-year lease obligation for certain real property (the "Patterson Property") which lease agreement requires the Buyer, as lessee, to pay Miller rental payments of $4,500 per month. Upon the issuance of an acceptable expanded environmental report on the Patterson Property, Miller and Buyer will mutually agree to cancel the lease agreement, and Buyer will acquire the Patterson Property from Miller for a cash purchase price of $450,000. Miller expects to sell the Patterson Property during fiscal year 1998 and, accordingly, the carrying value of the Patterson Property of $412,106 is reflected as a current asset (Property held for sale) at June 28, 1997.

      In connection with this sale transaction, Miller entered into a non-competition agreement with the Buyer which provides that Miller will not, at any time within a five-year period following closing, engage in any business that manufactures and markets the products which were previously manufactured by Miller's former California subsidiary in the states of California, Nevada and Arizona.

Note H: COMMITMENTS AND CONTINGENCIES.

      Lease Commitments

      Miller leases certain real estate under a noncancellable operating lease expiring April 1998. The lease may be extended at Miller's option. Miller generally is responsible for utilities, taxes and insurance on the leased facility. Future minimum lease payments under this noncancellable lease are as follows: 1998 - $43,237.

      Rental expense under all operating leases aggregated $97,654, $70,691 and $159,225 for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively.








Note H:  COMMITMENTS AND CONTINGENCIES, Continued.

      Self-Insurance

      Miller is self-insured for the portion of its employee health care costs not covered by insurance. Miller is liable for medical claims up to $40,000 per eligible employee annually, and aggregate annual claims up to approximately $734,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect. Miller accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred, but not reported, claims is based on an analysis of historical claims data.

      Note I:       UNAUDITED INTERIM FINANCIAL INFORMATION.

      Presented below is certain selected unaudited quarterly financial information for the years ended June 28, 1997 and June 29, 1996:

                                                                     Earnings
                                  Net         Gross     Net Income    (Loss)
                                 Sales        Profit      (Loss)     Per Share
        1997:
                 Fourth       $13,007,704   $2,900,872  $  629,292     $.19
                 Third         10,235,248    1,786,365     159,691      .05
                 Second        10,007,430    1,957,654     280,076      .08
                 First         13,036,388    2,318,806     504,769      .15
                              $46,286,770   $8,963,697  $1,573,828     $.47

        1996:
                 Fourth       $11,945,282   $2,373,716   $ 393,701     $.12
                 Third          8,170,244    1,338,187    (180,265)    (.06)
                 Second         7,670,294    1,275,392      19,001      .01
                 First         10,072,148    1,868,240     253,186      .08
                              $37,857,968   $6,855,535   $ 485,623     $.16

      The sum of quarterly earnings (loss) per share for the four quarters of fiscal 1996 do not equal annual earnings per share due to changes in the average common equivalent shares.












            MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  Col. A                  Col. B          Col. C            Col. D       Col. E
                                    Additions  Additions
                         Balance at Charged to Charged to              Balance
                         Beginning  Costs and  Other                   at End
Description              of Period  Expenses   Accounts   Deductions   of Period

Year ended June 28, 1997:

 Allowance for
  doubtful receivables   $ 53,605   $ 51,293   $    -     $  56,659(A) $ 48,239


Year ended June 29, 1996:

 Allowance for
  doubtful receivables   $ 59,024   $  1,287   $    -     $   6,706(A) $ 53,605


Year ended July 1, 1995:

 Allowance for
  doubtful receivables   $120,220   $ 67,528   $    -     $ 128,724(A) $ 59,024


(A)  Uncollectible accounts written off.









              MILLER BUILDING SYSTEMS, INC., AND SUBSIDIARIES

                             INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit

11       Statement regarding computation of per share earnings

21       Subsidiaries of the Registrant

23       Consent of Independent Accountants

27       Financial Data Schedule

The exhibits listed below are filed as part of this report and incorporated by reference as indicated.

3.1      Certificate of Incorporation, as amended (a)

3.2      By-Laws, as amended (a) (c) (e) (g) (i) (j) (l)

4.1      Specimen Common Stock Certificate (d)

4.2 Certificate of Incorporation, Articles Fourth, Eighth, and Tenth; By-Laws, Articles II, VII, and IX (a)

10.11 Lease Agreement between Sioux Falls Structures, Inc. (now known as Miller Structures, Inc.), a South Dakota corporation, and Toboll Corporation dated April 15, 1985 with respect to property located in Sioux Falls, South Dakota (a) and Amendments thereto dated February 3, 1988 and December 31, 1989 (f)

10.47 Agreement between Registrant and Frederick H. Goldberger, dated May 6, 1991, which replaces an employment agreement dated April 26, 1988 and amendments thereto which was to expire on June 30, 1995 (h)

10.48 1991 Stock Option Plan adopted by the Registrant's stockholders on October 30, 1991 and Form of Option Agreement (k)

10.49    Miller Building Systems, Inc. 401(k) Plan (m)

10.52 Commercial Lease and Option to Purchase between Miller Structures, Inc., and Indiana corporation, and Malcolm O. Koons dated March 2, 1993 with respect to property located at Elkhart, Indiana (o)

10.53 1994 Stock Option Plan adopted by the Registrant's stockholders on October 25, 1994 and For of Option Agreement (p)

10.55 Agreement to Terminate Lease between Miller Structures, Inc., an Indiana corporation, and Malcolm O. Koons dated June 12, 1995 with respect to property located at Elkhart, Indiana (p)

10.56 Employment agreement between Registrant and Edward C. Craig, dated July 1, 1994 (p) (I)

10.57 Employment agreement between Registrant and Edward C. Craig, dated February 29, 1996 (q) (I)

10.58 Lease agreement between the Board of County Commissioners of Coffey County, Kansas dated August 12, 1996 with respect to property located in Burlington, Kansas (q)

10.59 Agreement between Registrant and American Quality Manufacturing, Inc. dated July 25, 1996, to vacate the leased property located in Burlington, Kansas (q)

10.60 Lease agreement between Toboll Property Limited Partnership and Miller Structures, Inc. dated May 21, 1996, with respect to the lease of land in Sioux Falls, South Dakota (q)

10.61 Agreement for Purchase and Sale of all of the outstanding Capital Stock of Miller Structures, Inc., a California Corporation, dated September 30, 1996, between Miller Structures, Inc., an Indiana Corporation, and MODTECH, Inc. (r)

10.62 Non-Competition Agreement, dated October 1, 1996, between Miller Structures, Inc., an Indiana Corporation, and MODTECH, Inc. with respect to sale of the Capital Stock of Miller Structures, Inc., a California Corporation (r)

10.63 Supplemental Closing Agreement, dated October 21, 1996, between Miller Structures, Inc., an Indiana Corporation, and MODTECH, Inc. with respect to the sale of the Capital Stock of Miller Structures, Inc., a California Corporation (r)


(a)      Registration Statement on Form S-1, as amended (File No. 0-14651)
(b)      Form S-8, Date of Report - October 28, 1987
(c)      Form 8-K, Date of Report - July 20, 1989
(d)      Form 10-K for year ended June 30, 1989
(e)      Form 8-K, Date of Report - January 31, 1990
(f)      Form 10-K for year ended June 30, 1990
(g)      Form 8-K, Date of Report - April 23, 1991
(h)      Form 8-K, Date of Report - May 6, 1991
(i)      Form 8-K, Date of Report - July 25, 1991
(j)      Form 8-K, Date of Report - August 26, 1991
(k)      Form S-8, Date of Report - July 31,1992
(l)      Form 8-K, Date of Report - April 22, 1993
(m)      Form 10-K for year ended June 30, 1993
(n)      Form S-8, Date of Report - Dated December 30, 1994
(o)      Form 10-K, for year ended July 2, 1994
(p)      Form 10-K, for year ended July 1, 1995
(q)      Form 10-K, for year ended June 29, 1996
(r)      Form 8-K, Date of Report - October 21, 1996

(I) Indicates a management contract or compensation plan or arrangement.