Form 10-Q
period 1997-09-27
MILLER BUILDING SYSTEMS INC
filed 1997-11-12
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 27, 1997

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

              Common Shares, Par Value $.01 Per Share
          3,252,751 Shares Outstanding at November 7, 1997









                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets            3-4

             Condensed Consolidated Statements of Income       5

             Condensed Consolidated Statements of Cash Flows   6

             Notes to Condensed Consolidated Financial
              Statements                                      7-8


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       8-10

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of
            Security Holders                                  10

  Item 6.  Exhibits and Reports on Form 8-K                   10

Signatures                                                    11

Index to Exhibits                                             12








Part I.  Financial Information

Item 1.  Financial Statements


                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                      September 27,    June 28,
                                           1997          1997

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $    90,086   $    89,117
  Receivables                           10,069,451     8,450,479
  Inventories                            3,617,782     3,712,664
  Deferred income taxes                    448,000       448,000
  Property held for sale                   402,564       412,106
  Other current assets                     168,066        66,713


     TOTAL CURRENT ASSETS               14,795,949    13,179,079






PROPERTY, PLANT AND EQUIPMENT, at cost  11,011,127    10,900,119
  Less, Accumulated depreciation and
   amortization                          4,494,423     4,308,543

                                         6,516,704     6,591,576





OTHER ASSETS                                97,520       104,562


     TOTAL ASSETS                      $21,410,173   $19,875,217


See notes to condensed consolidated financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                      September 27,    June 28,
                                           1997          1997

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $ 2,300,000   $ 1,870,000
  Current maturities of long-term debt     208,226       207,971
  Accounts payable                       2,827,350     1,478,675
  Accrued income taxes                     493,113     1,072,464
  Accrued expenses and other             1,181,032     1,561,979


     TOTAL CURRENT LIABILITIES           7,009,721     6,191,089

LONG-TERM DEBT, less current maturities  1,352,700     1,357,374
DEFERRED INCOME TAXES                      133,000       133,000
OTHER                                       16,601        16,601


     TOTAL LIABILITIES                   8,512,022     7,698,064

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      4,253,100     3,596,049

                                        15,748,238    15,091,187

  Less, Treasury stock, at cost          2,850,087     2,914,034


     TOTAL STOCKHOLDERS' EQUITY         12,898,151    12,177,153

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $21,410,173   $19,875,217





See notes to condensed consolidated financial statements.
            MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months Ended

                                     September 27, September 28,
                                          1997          1996

Net sales                             $13,315,399   $13,036,388

Costs and expenses:
  Cost of products sold                10,687,529    10,717,582
  Selling, general and administrative   1,571,052     1,484,284
  Interest expense                         47,092        50,618
  Other income, principally interest         (498)      (29,865)

    INCOME BEFORE INCOME TAXES          1,010,224       813,769

Income taxes                              384,000       309,000

    NET INCOME                        $   626,224   $   504,769

Earnings per share
  of common stock                     $       .18   $       .15

Weighted average number of common
shares and equivalents outstanding      3,419,229     3,272,244
























See notes to the condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Three Months Ended

                                      September 27, September 28,
                                           1997         1996


Net cash provided by (used in)
  operating activities                 $  (408,377)  $   983,872

Cash flows (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (111,008)     (143,140)


Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  5,235,000     4,820,000
    Payments on short-term borrowings   (4,805,000)   (5,320,000)
    Payments of long-term debt              (4,419)     (400,000)
    Proceeds from exercise of
      stock options                         94,773         5,000

      Net cash provided by (used in)
        financing activities               520,354      (895,000)

Increase (decrease) in cash and
  cash equivalents                             969       (54,268)

Cash and cash equivalents:
  Beginning of period                       89,117       165,329

  End of period                        $    90,086   $   111,061


Noncash investing and financing activities:

  Building capitalized under capital
    lease and the related capital
    lease obligation                   $      -      $   979,000







See notes to condensed consolidated financial statements.

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. The 1997 Miller Building Systems Annual Report on Form 10-K should be read in conjunction with these statements.

     The June 28, 1997 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note B - INVENTORIES

     Inventories consist of the following:

                              September 27, 1997    June 28, 1997

Raw materials                     $ 3,254,789        $ 3,133,958
Work in process                       362,993            578,706

                                  $ 3,617,782        $ 3,712,664




Note C - SALE OF CALIFORNIA OPERATION

     On October 21, 1996, Miller sold all of the issued and outstanding stock of its wholly owned California subsidiary, to MODTECH, Inc. ("Buyer"). The California subsidiary manufactured modular and mobile buildings in Patterson, California.

     The consideration paid by the Buyer to Miller consisted of a cash purchase price of $1,516,390. Miller and the Buyer also entered into a three-year lease obligation for certain real property (the "Patterson Property") which lease agreement requires the Buyer, as lessee, to pay Miller rental payments of $4,500 per month. Upon the issuance of an acceptable expanded environmental report on the Patterson Property, Miller and Buyer will mutually agree to cancel the lease agreement, and Buyer will acquire the Patterson Property from Miller for a cash purchase price of $450,000. Miller expects to sell the Patterson Property during fiscal year 1998 and, accordingly, the carrying value of the Patterson Property of $402,564 is reflected as a current asset (Property held for sale) at September 27, 1997.

     In connection with this sale transaction, Miller entered into a non-competition agreement with the Buyer which provides that Miller will not, at any time within a five-year period following closing, engage in any business that manufactures and markets the products which were previously manufactured by Miller's former California subsidiary in the states of California, Nevada and Arizona.


Note D - Accounting and Regulatory Developments

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

     In June 1997, FASB issued SFAS No. 131, "Disclosure about
Segments of an Enterprise and Related Information", which Miller will be required to adopt in its fiscal 1999 year-end financial statements. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. Miller has not yet determined what changes in its disclosures, if and, will be required by SFAS No. 131.


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

Financial Condition - September 27, 1997 compared to June 28, 1997

     At September 27, 1997, Miller's working capital was $7,786,228 compared to $6,987,990 at June 28, 1997. The working capital ratio was 2.1 to 1 at September 27, 1997 and June 28, 1997, respectively.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1997. Outstanding borrowings under this credit agreement were $2,300,000 at September 27, 1997 compared to $1,870,000 at June 28, 1997. Miller expects this credit agreement to be renewed as of November 30, 1997.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

Results of Operations - Three months ended September 27, 1997 compared to the three months ended September 28, 1996

     Net sales increased $279,011 during the first quarter of fiscal 1998 or approximately 2.1% from the corresponding quarter in fiscal 1997. Net sales for the Structures product line, ("Structures") decreased 5.6% from the first quarter last year. The net sales decline at Structures was primarily the result of $1.6 million in lost revenue related to the Patterson, California operation which was sold during the first quarter of fiscal 1997. This was partially offset by $.9 million in Structures sales at the new Burlington, Kansas facility. Net sales for the Telecom product line, ("Telecom") increased 25.7% over the first quarter last year. This increase was the result of sales at the new Kansas facility. The Structures' business is steady as our backlogs remain at last years levels. The Telecom business has been soft for the past four to five months as the Telecommunications industry slowed their shelter orders. The industry has concentrated on generating revenue by placing existing infrastructure in service. We believe that this trend will reverse in early 1998. The anticipated increase in Telecom orders and the continuation of the previously announced Michigan State Police project should create strong Telecom sales during the second half of our fiscal year. Miller recently announced a 48,000 square foot expansion of our Leola, Pennsylvania facility to meet the increased demand in our Eastern Region.

     During the three-month period ended September 27, 1997, cost of products sold was 80.3% of net sales compared to 82.2% for the comparable period of fiscal 1997. The increase in gross profit and the gross profit percentage for the quarter can be attributed to a shift in mix at Structures to the more profitable custom units, and a larger percentage of unit sales at Telecom which carry a higher profit margin. The decrease in the cost of products sold percentage for the quarter ended September 27, 1997 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the three-month period ended September 27, 1997, increased 5.8% when compared to the similar period of fiscal 1997. The higher selling, general and administrative expenses was generally the result of inflationary and cost of living increases. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended September 27, 1997, were 11.8%, compared to 11.4% in the comparable three-month period in fiscal 1997.

     Interest expense decreased $3,526 to $47,092 during the current three-month period compared to the similar period of the prior year. The decrease was attributable to lower levels of debt outstanding, partially offset by higher interest rates.

     The provision for income taxes was 38.0% of income before income taxes for the three months ended September 27, 1997 and the comparable three-month period of fiscal 1997.


Part II.  Other Information

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Annual Meeting held on November 5, 1997, proxies for which were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

    (c) Matters voted upon at Annual Meeting:
                                                  Votes Cast

                                              For       Withheld
         1.  Election of Directors
              David H. Padden             2,582,512      260,879
              Jeffrey C. Rubenstein       2,582,512      260,879

         2.  Appointment of Coopers   For              2,835,216
             & Lybrand L.L.P.         Against              6,875
                                      Withheld             1,300

         3.  1997 Stock Option Plan   For              1,450,523
                                      Against            526,467
                                      Withheld            23,700
                                      Broker non-votes   842,701


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 27, 1997.





                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: September 11, 1997           \Edward C. Craig
                                   Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings






































Exhibit 11

                    MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

           Statement Regarding Computation of Per Share Earnings


                                                 Three Months Ended
                                             September 27,  September 28,
                                                  1997           1996

Calculation of primary earnings
 per common share:

 Net income                                   $  626,224    $  504,769

 Shares outstanding, net of
 treasury shares, at beginning of
 the fiscal period                             3,217,433     3,100,963

 Additional shares assuming
 exercise as of the beginning of
 the fiscal period of dilutive stock
 options, based on the treasury
 stock method using the average
 market price for the period                    181,803       169,523

 Weighted average number of shares
 issued as a result of exercise
 of stock options                                27,323         1,758

 Weighted average number of shares
 acquired as treasury stock                      (7,330)         -


Weighted average shares and
equivalent shares outstanding                 3,419,229     3,272,244


Primary earnings per share:                  $      .18    $      .15




Fully dilutive earnings per share do not differ materially from primary earnings per share.