Form 10-Q
period 1997-12-27
MILLER BUILDING SYSTEMS INC
filed 1998-02-09
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 27, 1997

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

              Common Shares, Par Value $.01 Per Share
          3,258,463 Shares Outstanding at February 6, 1998









                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets            3-4

             Condensed Consolidated Statements of Income       5

             Condensed Consolidated Statements of Cash Flows   6

             Notes to Condensed Consolidated Financial
              Statements                                      7-9


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       9-11

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                   11

Signatures                                                    12

Index to Exhibits                                             13



















Part I.  Financial Information

Item 1.  Financial Statements


                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                       December 27,    June 28,
                                           1997          1997

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $   167,232   $    89,117
  Receivables                            7,140,998     8,450,479
  Inventories                            3,850,211     3,712,664
  Deferred income taxes                    448,000       448,000
  Property held for sale                   391,985       412,106
  Other current assets                     193,657        66,713

     TOTAL CURRENT ASSETS               12,192,083    13,179,079







PROPERTY, PLANT AND EQUIPMENT, at cost  11,824,898    10,900,119
  Less, Accumulated depreciation and
   amortization                          4,679,263     4,308,543

                                         7,145,635     6,591,576





OTHER ASSETS                               106,274       104,562


     TOTAL ASSETS                      $19,443,992   $19,875,217






See notes to condensed consolidated financial statements.

                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                       December 27,    June 28,
                                           1997          1997

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $ 1,500,000   $ 1,870,000
  Current maturities of long-term debt     133,484       207,971
  Accounts payable                       2,118,695     1,478,675
  Accrued income taxes                     282,413     1,072,464
  Accrued expenses and other               805,827     1,561,979

     TOTAL CURRENT LIABILITIES           4,840,419     6,191,089




LONG-TERM DEBT, less current maturities  1,232,960     1,357,374
DEFERRED INCOME TAXES                      133,000       133,000
OTHER                                       16,601        16,601

     TOTAL LIABILITIES                   6,222,980     7,698,064





STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      4,560,745     3,596,049
                                        16,055,883    15,091,187

  Less, Treasury stock, at cost          2,834,871     2,914,034

     TOTAL STOCKHOLDERS' EQUITY         13,221,012    12,177,153

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $19,443,992   $19,875,217






See notes to condensed consolidated financial statements.
              MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                       December 27,  December 28,
                                           1997          1996
Net sales                              $10,405,750   $10,007,430

Costs and expenses:
  Cost of products sold                  8,448,860     8,049,776
  Selling, general and administrative    1,401,182     1,481,089
  Interest expense                          48,357        27,007
  Other income, principally interest          -           (6,518)
    INCOME BEFORE INCOME TAXES             507,351       456,076

Income taxes                               192,000       176,000

    NET INCOME                         $   315,351   $   280,076

Earnings per share of common stock:
    Basic                              $       .10   $       .09
    Diluted                            $       .09   $       .09

Number of shares used in computation
  of earnings per share:
    Basic                                3,253,319     3,116,851
    Diluted                              3,399,824     3,279,331

                                             Six Months Ended
                                       December 27,  December 28,
                                           1997         1996
Net sales                              $23,721,150   $23,043,819

Costs and expenses:
  Cost of products sold                 19,136,388    18,767,358
  Selling, general and administrative    2,972,235     2,965,374
  Interest expense                          95,449        77,624
  Other income, principally interest          (498)      (36,383)
    INCOME BEFORE INCOME TAXES           1,517,576     1,269,846

Income taxes                               576,000       485,000

    NET INCOME                         $   941,576   $   784,846

Earnings per share of common stock:
    Basic                              $       .29   $       .25
    Diluted                            $       .28   $       .24

Number of shares used in computation
  of earnings per share:
    Basic                                3,245,372     3,109,567
    Diluted                              3,397,435     3,270,901
See notes to condensed consolidated financial statements.

                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Six Months Ended
                                       December 27,  December 28,
                                           1997         1996


Net cash provided by
  operating activities                 $ 1,474,507   $ 2,553,168

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (924,779)     (418,705)
    Proceeds from sale of subsidiary          -        1,516,390

      Net cash provided by (used in)
        investing activities              (924,779)    1,097,685

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings 11,325,000     6,765,000
    Payments on short-term borrowings  (11,695,000)   (8,265,000)
    Payments of long-term debt and
      capitalized lease obligations       (198,901)     (815,000)
    Proceeds from exercise of
      stock options                         97,288        11,323

      Net cash (used in)
        financing activities              (471,613)   (2,303,677)

Increase in cash and
  cash equivalents                          78,115     1,347,268

Cash and cash equivalents:
  Beginning of period                       89,117       165,329

  End of period                        $   167,232   $ 1,512,505


Noncash investing and financing activities:
  Building capitalized under capital
    lease and the related capital
    lease obligation                   $      -      $   979,000





See notes to condensed consolidated financial statements.

                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. The 1997 Miller Building Systems Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, should be read in conjunction with these statements.

     The June 28, 1997 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Earnings per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share, simplifies the standards for computation and makes the calculation comparable to international accounting standards. Under SFAS No. 128, "Primary earnings per share" was replaced by "basic" earnings per share. In addition, "basic" and "diluted" earnings per share are required to be presented on the face of the income statement. SFAS No. 128 is effective for periods ending after December 15, 1997, and restatement of prior periods must occur upon adoption. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. The number of shares used in the computation of basic and diluted earnings per share are shown on the face of the statements of income.






Note B - INVENTORIES

     Inventories consist of the following:

                               December 27, 1997    June 28, 1997

Raw materials                     $ 3,125,054        $ 3,133,958
Work in process                       423,804            578,706
Finished goods                        301,353               -

                                  $ 3,850,211        $ 3,712,664


Note C - SALE OF CALIFORNIA OPERATION

     On October 21, 1996, Miller sold all of the issued and outstanding stock of its wholly owned California subsidiary, to MODTECH, Inc. ("Buyer"). The California subsidiary manufactured modular and mobile buildings in Patterson, California.

     The consideration paid by the Buyer to Miller consisted of a cash purchase price of $1,516,390. Miller and the Buyer also entered into a three-year lease obligation for certain real property (the "Patterson Property") which lease agreement requires the Buyer, as lessee, to pay Miller rental payments of $4,500 per month. On January 16, 1998, with the issuance of an acceptable expanded environmental report on the Patterson Property, Miller and the Buyer mutually agreed to cancel the lease agreement, and the Buyer acquired the Patterson Property from Miller for a cash purchase price of $450,000. The carrying value of the Patterson Property of $391,985 is reflected as a current asset (Property held for sale) at December 27, 1997.

     In connection with this sale transaction, Miller entered into a non-competition agreement with the Buyer which provides that Miller will not, at any time within a five-year period following closing, engage in any business that manufactures and markets the products which were previously manufactured by Miller's former California subsidiary in the states of California, Nevada and Arizona.


Note D - SUBSEQUENT EVENT

     On January 29, 1998, Miller executed a Memorandum Agreement ("Agreement") to acquire all of the issued and outstanding stock of United Structures, Inc. ("United"), a New York corporation. The Agreement dated as of December 30, 1997, codified an agreement made and entered on December 30, 1997, between Miller and the sole shareholder of United. The parties anticipate closing the purchase transaction, effective January 1, 1998, in February 1998. The purchase price will consist of $2.8 million in cash paid at closing and a contingent purchase price based on United's earnings for the six months ending June 27, 1998, which will be payable in shares of Miller's common stock.

Note E - Accounting and Regulatory Developments

     In June 1997, FASB issued SFAS No. 131, "Disclosure About
Segments of an Enterprise and Related Information," which Miller will be required to adopt in its fiscal 1999 year-end financial statements. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. Miller has not yet determined what changes in its disclosures, if any, will be required by SFAS No. 131.


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

Financial Condition - December 27, 1997 compared to June 28, 1997

     At December 27, 1997, Miller's working capital was $7,351,664 compared to $6,987,990 at June 28, 1997. The working capital ratio was 2.5 to 1 at December 27, 1997 and 2.1 to 1 at June 28, 1997.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1998. Outstanding borrowings under this credit agreement were $1,500,000 at December 27, 1997 compared to $1,870,000 at June 28, 1997.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.


Results of Operations - Three months ended December 27, 1997 compared to the three months ended December 28, 1996

     Net sales increased $398,320 during the second quarter of fiscal 1998 or approximately 4.0% from the corresponding quarter in fiscal 1997. Net sales for the Structures product line, ("Structures") increased 7.4% from the second quarter last year. The net sales increase at Structures was primarily the result of higher sales at the Burlington, Kansas facility which did not begin operation until January of fiscal year 1997. Net sales for the Telecom product line, ("Telecom") decreased 9.3% from the second quarter last year. This decrease was the result of lower sales volume at the Elkhart facility, partially offset by increased sales volume at the Kansas facility. The Structures' business is steady as our backlogs remain strong. The Telecom business has been soft for the past five months as the Telecommunications industry slowed their shelter orders. The industry has concentrated on generating revenue by placing existing infrastructure in service. These factors led to the overall decline in Telecom sales in the second qurter. We believe that this trend will reverse in early 1998. The anticipated increase in Telecom orders and the continuation of the previously announced Michigan State Police project should create strong Telecom sales during the second half of our fiscal year. The new Leola, Pennsylvania facility is under construction and is expected to be in operation late in Miller's fourth fiscal quarter.

     During the three-month period ended December 27, 1997, cost of products sold was 81.2% of net sales compared to 80.4% for the comparable period of fiscal 1997. This increase can be attributed to the lower than anticipated telecommunications sales volume at the Kansas facility, coupled with a larger percentage of unit sales at Structures which carry a lower profit margin. The increase in the cost of products sold percentage for the quarter ended December 27, 1997 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the three-month period ended December 27, 1997, decreased 5.4% when compared to the similar period of fiscal 1997. The lower selling, general and administrative expenses was generally the result of lower advertising and incentive compensation costs. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended December 27, 1997, were 13.5%, compared to 14.8% in the comparable three-month period in fiscal 1997.

     Interest expense increased $21,350 to $48,357 during the current three-month period compared to the similar period of the prior year. The increase was attributable to higher levels of debt outstanding and slightly higher interest rates. The higher debt level was principally the result of funding construction costs at the new Pennsylvania facility and the delay in collecting certain accounts receivable which have been placed in escrow.

     The provision for income taxes was 37.8% of income before income taxes for the three months ended December 27, 1997 and 38.6% for the comparable three-month period of fiscal 1997.

Results of Operations - Six months ended December 27, 1997 compared to the six months ended December 28, 1996

     Net sales increased $677,331 during the first six-months of fiscal 1998 or approximately 2.9% from the corresponding period in fiscal 1997. Net sales for the Structures product line, ("Structures") was essentially unchanged from the first six-months last year. The $1.6 million of lost revenue related to the Patterson, California operation, which was sold during the first quarter of fiscal 1997, was offset by increased sales volume at the Structures' Elkhart and Kansas facilities. Net sales for the Telecom product line, ("Telecom") increased 8.2% over the first six-months last year. This increase was the result of sales at the new Kansas facility, partially offset by the decline in sales volume at the Elkhart facility.

     During the six-month period ended December 27, 1997, cost of products sold was 80.7% of net sales compared to 81.4% for the comparable period of fiscal 1997. The increase in gross profit for the period can be attributed to a shift in mix at Structures to the more profitable custom units, and a larger percentage of unit sales at Telecom which carry a higher profit margin. The decrease in the cost of products sold percentage for the period ended December 27, 1997 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expenses for the six-month period ended December 27, 1997, increased slightly from the similar period of fiscal 1997. The overall increase in selling, general and administrative expenses related to inflationary and cost of living increases was offset by a decrease in incentive compensation costs. As a percentage of net sales, selling, general and administrative expenses for the six-month period ended December 27, 1997, were 12.5%, compared to 12.9% in the comparable six-month period in fiscal 1997.

     Interest expense increased $17,825 to $95,449 during the current six-month period compared to the similar period of the prior year. The increase was attributable to higher levels of debt outstanding during the period and slightly higher interest rates.

     The provision for income taxes was 38.0% of income before income taxes for the six months ended December 27, 1997 and the comparable six-month period of fiscal 1997.

Other Matters

     As disclosed in Note D of the condensed consolidated financial statements; Miller executed on January 29, 1998, an agreement to acquire all the issued and outstanding common shares of United Structures, Inc.


Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended December 27, 1997.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: February 9, 1998           \Edward C. Craig
                                 Edward C. Craig
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive
                                    Officer)




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




Number Assigned
in Regulation S-K
    Item 601                        Description of Exhibit

    (11)                      Statement regarding computation of
                              per share earnings






































Exhibit 11

                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

           Statement Regarding Computation of Per Share Earnings

                                    Three Months Ended       Six Months Ended
                                    December   December    December    December
                                      1997       1996        1997        1996

 Net income                        $  315,351 $  280,076 $  941,576 $  784,846

 Shares outstanding, net of
 treasury shares, at beginning of
 the fiscal period                  3,217,433  3,100,963  3,217,433  3,100,963

 Weighted average number of shares
 issued as a result of exercise
 of stock options                      46,881     27,851     37,102     14,755

 Weighted average number of shares
 acquired as treasury stock           (10,995)   (11,963)    (9,163)    (6,151)

Weighted average number of shares
outstanding during the period
(used in the calculation of basic
earnings per share)                 3,253,319  3,116,851  3,245,372  3,109,567

 Additional shares assuming
 exercise as of the beginning of
 the fiscal period of dilutive
 stock options, based on the
 treasure stock method using the
 average market price for
 the period                          146,505     162,480    152,063    161,334

Weighted average number of shares
outstanding, including dilutive
shares, (used in the calculation
of diluted earnings per share)     3,399,824   3,279,331  3,397,435  3,270,901

Basic earnings per share          $      .10  $      .09 $      .29 $      .25

Diluted earnings per share        $      .09  $      .09 $      .28 $      .24