Form 10-Q
period 1998-03-28
MILLER BUILDING SYSTEMS INC
filed 1998-05-11
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 28, 1998

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

              Common Shares, Par Value $.01 Per Share
          3,300,001 Shares Outstanding at May 6, 1998









                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets            3-4

             Condensed Consolidated Statements of Income       5

             Condensed Consolidated Statements of Cash Flows   6

             Notes to Condensed Consolidated Financial
              Statements                                      7-9


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       10-13

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                   13

Signatures                                                    14

Index to Exhibits                                             15


















Part I.  Financial Information

Item 1.  Financial Statements


                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 28,     June 28,
                                           1998          1997

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $   132,895   $    89,117
  Receivables                           10,506,759     8,450,479
  Inventories                            5,385,582     3,712,664
  Deferred income taxes                    448,000       448,000
  Property held for sale                      -          412,106
  Other current assets                     199,928        66,713

     TOTAL CURRENT ASSETS               16,673,164    13,179,079







PROPERTY, PLANT AND EQUIPMENT, at cost  12,891,848    10,900,119
  Less, Accumulated depreciation and
   amortization                          4,983,838     4,308,543

                                         7,908,010     6,591,576





OTHER ASSETS                             2,160,861       104,562


     TOTAL ASSETS                      $26,742,035   $19,875,217






See notes to condensed consolidated financial statements.

                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 28,     June 28,
                                           1998          1997

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $ 5,250,000   $ 1,870,000
  Current maturities of long-term debt     222,494       207,971
  Accounts payable                       4,199,015     1,478,675
  Accrued income taxes                     293,539     1,072,464
  Accrued expenses and other             1,888,218     1,561,979

     TOTAL CURRENT LIABILITIES          11,853,266     6,191,089




LONG-TERM DEBT, less current maturities  1,228,153     1,357,374
DEFERRED INCOME TAXES                      133,000       133,000
OTHER                                       16,601        16,601

     TOTAL LIABILITIES                  13,231,020     7,698,064





STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value              40,235        40,235
  Additional paid-in capital            11,454,903    11,454,903
  Retained earnings                      4,849,928     3,596,049
                                        16,345,066    15,091,187

  Less, Treasury stock, at cost          2,834,051     2,914,034

     TOTAL STOCKHOLDERS' EQUITY         13,511,015    12,177,153

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $26,742,035   $19,875,217






See notes to condensed consolidated financial statements.
              MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended
                                        March 28,     March 29,
                                          1998          1997
Net sales                              $14,449,832   $10,235,248

Costs and expenses:
  Cost of products sold                 12,081,525     8,448,883
  Selling, general and administrative    1,817,251     1,507,723
  Interest expense                         114,027        33,323
  Other income, principally interest       (15,951)      (11,372)
    INCOME BEFORE INCOME TAXES             452,980       256,691

Income taxes                               174,000        97,000

    NET INCOME                         $   278,980   $   159,691

Earnings per share of common stock:
    Basic                              $       .08   $       .05
    Diluted                            $       .08   $       .05

Number of shares used in computation
  of earnings per share:
    Basic                                3,280,300     3,194,442
    Diluted                              3,468,246     3,356,792

                                            Nine Months Ended
                                        March 28,     March 29,
                                          1998          1997
Net sales                              $38,170,981   $33,279,066

Costs and expenses:
  Cost of products sold                 31,217,914    27,216,242
  Selling, general and administrative    4,789,485     4,473,096
  Interest expense                         209,476       110,947
  Other income, principally interest      ( 16,450)      (47,755)
    INCOME BEFORE INCOME TAXES           1,970,556     1,526,536
Income taxes                               750,000       582,000

    NET INCOME                         $ 1,220,556   $   944,536

Earnings per share of common stock:
    Basic                              $       .37   $       .30
    Diluted                            $       .36   $       .29

Number of shares used in computation
  of earnings per share:
    Basic                                3,257,124     3,138,036
    Diluted                              3,421,404     3,301,915
See notes to condensed consolidated financial statements.

                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Nine Months Ended
                                        March 28,     March 29,
                                          1998          1997
Net cash provided by
  operating activities                 $ 2,153,253   $ 1,138,302

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                     (1,744,025)     (820,715)
    Acquisition of business,
      net of cash acquired              (3,005,310)
    Proceeds from sale of subsidiary          -        1,516,390
    Proceeds from sale of property         450,000          -

      Net cash provided by (used in)
        investing activities            (4,299,335)      695,675

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings 19,925,000     7,765,000
    Payments on short-term borrowings  (17,645,000)   (9,065,000)
    Payments of long-term debt and
      capitalized lease obligations       (203,446)     (815,000)
    Proceeds from exercise of
      stock options                        113,306       193,737

      Net cash provided by (used in)
        financing activities             2,189,860    (1,921,263)

Increase (decrease) in cash and
  cash equivalents                          43,778       (87,286)

Cash and cash equivalents:
  Beginning of period                       89,117       165,329

  End of period                        $   132,895   $    78,043

Noncash investing and financing activities:
  Acquisition of United
    Structures, Inc.:
      Liabilities assumed              $ 4,108,000   $      -
      Unpaid cash portion of
        purchase price                     125,000          -
  Building capitalized under capital
    lease and the related capital
    lease obligation                          -          979,000

See notes to condensed consolidated financial statements.

                       MILLER BUILDING SYSTEMS, INC.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. The 1997 Miller Building Systems Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarters ended September 27, 1997 and December 27, 1997, should be read in conjunction with these statements.

     The June 28, 1997 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Earnings per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share, simplifies the standards for computation and makes the calculation comparable to international accounting standards. Under SFAS No. 128, "Primary earnings per share" was replaced by "basic" earnings per share. In addition, "basic" and "diluted" earnings per share are required to be presented on the face of the income statement. SFAS No. 128 is effective for periods ending after December 15, 1997, and restatement of prior periods must occur upon adoption. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.







Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT, Continued

     The number of shares used in the computation of basic and diluted earnings per share are as follows:


                          Three Months Ended    Nine Months Ended
                          March 28,  March 29, March, 28  March 29,
                            1998       1997      1998       1997

Weighted average number
 of shares outstanding
 (used in the computation
  of basic earnings
  per share)              3,280,300  3,194,442  3,257,124  3,138,036

Effect of dilutive
 securities:
  Stock options             140,924   162,350    148,606    163,879
  Earnings contingency       47,022      -        15,674       -

Diluted shares outstanding
 (used in computation of
  diluted earnings per
  share)                  3,468,246   3,356,792  3,421,404  3,301,915

     The earnings contingency represents the dilutive effect of shares to be issued in connection with the acquisition of United
Structures, Inc. under the terms of the contingent purchase price
(see Note C).


Note B - INVENTORIES

     Inventories consist of the following:

                                March 28, 1998      June 28, 1997

Raw materials                     $ 3,837,104        $ 3,133,958
Work in process                     1,025,288            578,706
Finished goods                        523,190               -

                                  $ 5,385,582        $ 3,712,664


Note C - ACQUISITION OF NEW YORK OPERATION

     Effective January 1, 1998, Miller acquired all of the issued and outstanding shares of common stock of United Structures, Inc. ("United"), a New York corporation. United is engaged in the business of designing, manufacturing and marketing of factory-built structures primarily for the telecommunications industry. The purchase price (the "minimum purchase price"), including direct acquisition costs, consisted of cash of $3.1 million and assumed

Note C - ACQUISITION OF NEW YORK OPERATION, Continued

liabilities of $4.1 million. In addition to the minimum purchase price, Miller has agreed to pay the seller a contingent purchase price("contingent purchase price"), which will be payable in shares of Miller's common stock, based on United's earnings for the six months ending June 27, 1998. The contingent purchase price cannot exceed $2,250,000 (225,000 shares assuming a $10.00 per share market price) of Miller's common stock. As of March 28, 1998, based on United's earnings for the three months ended March 28, 1998, 47,022 shares of Miller's common stock have been earned by the seller. The contingent purchase price, if any, is payable September 1, 1998. The excess of the minimum purchase price over the fair value of acquired tangible assets aggregated $2.1 million and has been allocated to goodwill to be amortized on a straight-line basis over 20 years. Any contingent purchase price, which is contingent upon United's future earnings, will be allocated to goodwill. The acquisition of United was accounted for using the purchase method and United's operating results have been included in Miller's consolidated financial statements since the acquisition date of January 1, 1998.

     The following unaudited pro forma financial information for the nine months ended March 28, 1998 and March 29, 1997 were developed assuming United had been acquired on June 29, 1997 and June 30, 1996, respectively.

     The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor is it indicative of future operating results. The unaudited pro forma earnings per share (basic and diluted) reflect the issuance of 225,000 additional shares, which are issuable as contingent purchase price, as though these shares were issued and outstanding during each of the periods presented.

                                        Nine Months Ended
                                March 28, 1998   March 29, 1997

        Net sales                $ 45,018,000     $ 37,571,000

        Net income               $  1,592,000     $  1,000,000

        Earnings per share:
          Basic                  $        .46     $        .30
          Diluted                $        .44     $        .28

     The pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor is it indicative of future operating results.






Note D - SALE OF CALIFORNIA OPERATION

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


Note E - Accounting and Regulatory Developments

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which Miller will be required to adopt in its fiscal 1999 year-end financial statements. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. Miller has not yet determined what changes in its disclosures, if any, will be required by SFAS No. 131.


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


Financial Condition - March 28, 1998 compared to June 28, 1997

     At March 28, 1998, Miller's working capital was $4,819,898 compared to $6,987,990 at June 28, 1997. The working capital ratio was 1.4 to 1 at March 28, 1998 and 2.1 to 1 at June 28, 1997.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1998. On March 16, 1998 the bank increased the line of credit by $2,500,000 to temporarily fund the cost of the Pennsylvania plant addition until Industrial Revenue Bond funds are available and to finance the purchase of United. On June 30, 1998, the outstanding principle balance of the extended line of credit will convert to a term loan with a maturity of 60 months after the conversion date. Outstanding borrowings under this credit agreement were $4,150,000 at March 28, 1998 compared to $1,870,000 at June 28, 1997. Miller also has a secured promissory note for $1,100,000, related to the acquisition of United Structures, Inc. The promissory note was paid in full on April 10, 1998 from cash flows generated by United.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

Results of Operations - Three months ended March 28, 1998 compared to the three months ended March 29, 1997

     Net sales increased $4,214,584 during the third quarter of fiscal 1998 or approximately 41.2% from the corresponding quarter in fiscal 1997. Net sales for the Structures product line, ("Structures") increased 26.5% from the third quarter last year. The net sales increase at Structures was primarily the result of higher sales at the Structures Elkhart, Indiana plant and at the Burlington, Kansas facility, which did not begin the Structures operation until April of fiscal year 1997. Net sales for the Telecom product line, ("Telecom") increased 53.6% from the third quarter last year. This increase was the result of sales at the newly acquired United operation. The Structures' business remains steady as our backlogs are strong. The Telecom business, which has been soft for the past eight months, is showing signs of recovery. The Telecom backlogs now exceed last year. The increase in Telecom orders and the continuation of the previously announced Michigan State Police project should create strong Telecom sales during the fourth quarter of our fiscal year. We believe United will continue to be a profitable addition to Miller. The new Leola, Pennsylvania facility is under construction and is expected to be in operation late in Miller's fourth fiscal quarter.

     During the three-month period ended March 28, 1998, cost of products sold was 83.6% of net sales compared to 82.5% for the comparable period of fiscal 1997. This increase can be attributed to the lower than anticipated telecommunications sales volume at the Kansas facility, coupled with a larger percentage of unit sales at Structures which carry a lower profit margin. The increase in the cost of products sold percentage for the quarter ended March 28, 1998 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expense for the three-month period ended March 28, 1998, increased 20.5% when compared to the similar period of fiscal 1997. The higher selling, general and administrative expense was generally the result of the additional administrative costs at the United operation and higher overall staffing levels. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended March 28, 1998, were 12.6%, compared to 14.7% in the comparable three-month period in fiscal 1997.

     Interest expense increased $80,704 to $114,027 during the current three-month period compared to the similar period of the prior year. The increase was attributable to higher levels of outstanding debt, which was principally the result of funding construction costs at the new Pennsylvania facility and the acquisition of United.

     The provision for income taxes was 38.4% of income before income taxes for the three months ended March 28, 1998 and 37.8% for the comparable three-month period of fiscal 1997.

Results of Operations - Nine months ended March 28, 1998 compared to the nine months ended March 29, 1997

     Net sales increased $4,891,915 during the first nine-months of fiscal 1998 or approximately 14.7% from the corresponding period in fiscal 1997. Net sales for the Structures product line, ("Structures") increased 7.3% over the first nine-months last year. The $1.6 million of lost revenue related to the Patterson, California operation, which was sold during the first quarter of fiscal 1997, was more than offset by increased sales volume at the Structures' Elkhart and Kansas facilities. Net sales for the Telecom product line, ("Telecom") increased 25.2% over the first nine-months last year. This increase was the result of sales at the new Kansas and United plants, partially offset by the decline in sales volume at the Elkhart plant.

     During the nine-month period ended March 28, 1998, the cost of products sold percentage was 81.8% of net sales unchanged from the comparable period of fiscal 1997. The cost of products sold percentage for the period ended March 28, 1998 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expense for the nine-month period ended March 28, 1998, increased 7.1% from the similar period of fiscal 1997. The overall increase in selling, general and administrative expense related to higher staffing levels and administrative cost related to the newly acquired United operation partially offset by a decrease in incentive compensation costs. As a percentage of net sales, selling, general and administrative expenses for the nine-month period ended March 28, 1998, were 12.5%, compared to 13.4% in the comparable nine-month period in fiscal 1997.

     Interest expense increased $98,529 to $209,476 during the current nine-month period compared to the similar period of the prior year. The increase was attributable to higher levels of debt outstanding during the period.

     The provision for income taxes was 38.1% of income before income taxes for the nine months ended March 28, 1998 and the comparable nine-month period of fiscal 1997.

Other Matters

     As disclosed in Note C of the condensed consolidated financial statements, effective January 1, 1998, Miller acquired all of the issued and outstanding common shares of United Structures, Inc.


Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          The following reports on Form 8-K and 8-K/A were filed during the three months ended March 28, 1998.

          January 29, 1998, Miller Building Systems, Inc., executed a Memorandum Agreement to acquire all of the issued and outstanding shares of common stock of United Structures, Inc.

          February 27, 1998, Miller Building Systems, Inc., executed a Stock Purchase Agreement with David Newman and Marc
          Newman to acquire all of the issued and outstanding shares of common stock of United Structures, Inc.
















                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: May 11, 1998           \Edward C. Craig
                             Edward C. Craig
                               President and Chief Executive
                               Officer
                               (Principal Executive
                                Officer)




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

    (27)                           Financial Data Schedule