Form 10-K
period 1998-06-27
MILLER BUILDING SYSTEMS INC
filed 1998-09-24
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended    June 27, 1998
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, Par Value $.01 Per Share
                         (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock held by nonaffiliated of the registrant, based on the closing price of the stock as reported by the National Association of Securities Dealers' Automated Quotation Systems, on August 28, 1998:
$25,910,627.

As of August 28, 1998, the Registrant had 3,312,021 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K:
     Portions of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, are incorporated into Part III.


This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the belief that previous growth rates in the telecommunication shelter market will return, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business and the ability of the Company to become year 2000 compliant. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                              PART I

ITEM 1.   BUSINESS

The Company

     Miller Building Systems, Inc. ("Miller") is the parent of Miller Building Systems of Indiana, Inc., Miller Building Systems of Pennsylvania, Inc., Miller Building Systems of Kansas, Inc., United Structures, Inc.("United"), and Miller Construction Services, Inc. ("Construction Services"). All operations of Miller are conducted through its five wholly owned subsidiaries which design, manufacture, market and service factory-built buildings. Miller has two product lines, Structures and Telecom. The factory-built buildings produced by Structures are modular and mobile buildings, which are generally movable and relocatable, and designed to meet the specialized needs of a wide variety of users. Structures products are sold to independent customers who, in turn, sell or lease to the end users. The Structures division has manufacturing facilities in Elkhart, Indiana; Burlington, Kansas; Leola, Pennsylvania; Sioux Falls, South Dakota and Bennington, Vermont. The Telecom division manufactures specialized buildings, which utilize modular construction techniques and pre-cast concrete technology, and are designed principally for customers in the telecommunications industry. Telecom's products are sold directly to the end user. Telecom has manufacturing facilities in Elkhart, Indiana; Burlington, Kansas; Binghamton, New York and Leola, Pennsylvania. Miller's Structures and Telecom products are sold throughout the United States. Construction Services provides complete turnkey services from site preparation through setting and installation.

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

     As discussed in Note B of Notes to Consolidated Financial Statements, effective January 1, 1998, Miller acquired all of the issued and outstanding shares of common stock of United.

     Miller maintains its Executive Offices at 58120 County Road 3 South, Elkhart, Indiana 46517; telephone number (219) 295-1214. The Executive Office is Miller's principal operating office from which it manages and coordinates the activities of their wholly owned subsidiaries.

                     STRUCTURES PRODUCT LINE

     Sales and engineering for the Structures product line are headquartered in Elkhart, Indiana. The sales and engineering staff support the manufacturing facilities in Elkhart, Indiana; Burlington, Kansas; Leola, Pennsylvania; Sioux Falls, South Dakota and Bennington, Vermont.

Structures - Modular and Mobile Office Buildings

Products

     The buildings sold by Structures are generally movable or relocatable and are composed of either single or multiple units often referred to as modular units. Individual units are either 8, 10, 12, or 14 feet in width and up to 80 feet in length. These individual units can be combined into buildings varying in size from several hundred to several thousand square feet. Although most buildings are one story, they can be built to be two or three stories high depending on user requirements.

     The factory-built buildings sold by Structures meet the specialized needs of users, which include architectural and engineering firms, churches, construction companies, correctional or prison authorities, educational and financial institutions, libraries, medical and dental facilities, military installations, post offices, real estate firms, restaurants and retail businesses. The cost of the building varies depending on its application or its specifications and may, in certain instances, be less expensive than a comparable conventional site-built building. Structures' cost portion of a completed building does not include transportation, site preparation, foundation and other installation work which is the responsibility of the user and is often provided and charged to the user by Structures' customer. In addition to all the aforementioned costs, the price charged to the user by Structures' customer will reflect a "mark-up" which is determined by Structures' customer and not by Structures.

     Buildings or units (modules) of buildings sold by Structures are usually built on a steel frame. Attached to the frame, customarily, is a chassis with wheels and axles. This chassis will either become a permanent portion of the building, permitting it to be easily transported to another site, or be removed at the building installation site. The chassis facilitates the transportation of the individual units over the highways from Structures' factory to either its customer's facilities or the user's installation site.

     The floor, roof and walls of any building are constructed of conventional building materials, primarily wood or comparable materials. The building or module is fabricated in a process similar to conventional site-built construction with appropriate variations. Structures also sells buildings utilizing non-combustible materials. For these types of buildings, the floor is made of concrete. The wall studs and roof frame are made of steel and other components. The buildings utilize various other non-combustible materials.

     Interiors and exteriors of the buildings are completed to customer specifications. Finished buildings or modules include required electrical wiring, plumbing, heating and air conditioning, and floor coverings. Exteriors are constructed of wood, aluminum or other specified exterior materials such as brick facing, etc.

     Buildings sold by Structures are designed and engineered before production. Detailed plans and other documentation prepared by Structures are submitted to its customers and users as well as to various regulatory agencies for approval prior to commencement of construction. Structures maintains its own engineering and design staff which is capable of handling virtually all types of building orders. On occasion, however, Structures may retain the services of outside engineering and design firms.
Marketing

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

     Certain customers maintain rental fleets of standardized units such as construction-site buildings or buildings for general office space requirements. These buildings are generally rented or leased for a specific requirement, and when the requirement has been satisfied, the buildings are returned to Structures' customer for re-renting or leasing to other users. Other buildings are sold to a specific user's requirements and Structures' customer will either lease it to its customer or sell it outright. As a result of transportation costs, the effective distribution range of buildings sold by Structures is limited to an area within 400-600 miles from each manufacturing facility.

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

     Structures is highly dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller. For the fiscal years ended June 27, 1998 and June 28, 1997, the following customers represented 10% or more of net sales of Miller: Transport International Pool, Inc., d/b/a GE Capital Modular Space, a division of General Electric Capital Corporation ("GE Capital"), represented 13% of Miller's net sales for the fiscal year ended June 27, 1998 and In-Roads, Inc. represented 15% for the fiscal year ended June 28, 1997.

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

     Structures competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. Structures believes that the principal basis on which it competes with on-site construction is the combination of the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements (including local and state regulatory compliance), and reliability in terms of completion time. The manufacturing efficiencies and generally lower wage rates of factory construction, even with the added transportation expense, in many instances result in the cost of factory-built buildings being equal to or lower than the cost of on-site construction of comparable quality. Quality, reliability and the ability to comply with regulatory requirements in a large number of states and localities depend upon the engineering and manufacturing expertise of the management and staff of Miller. The relative importance of these factors varies from customer to customer. Most of Structures' orders are awarded by its customers on the basis of competitive bidding.

                       TELECOM PRODUCT LINE

     Sales and engineering for the Telecom product line are located in Elkhart, Indiana. Telecom provides all administrative, sales and production services from that location. The sales and engineering staff support manufacturing facilities in Elkhart, Indiana; Burlington, Kansas; Binghamton, New York and Leola, Pennsylvania.

Products

     Telecom manufactures modular factory-built buildings using pre-cast concrete, steel and concrete, wood or fiberglass construction. Each building is custom-built to the end users' specifications and is typically finished to include electrical, grounding, sensing alarm, mechanical and air conditioning systems.

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

     Telecom has complemented the traditional pre-cast concrete technology with a lightweight concrete/steel building which will reduce the overall building weight by 40%. A Cam-Lock series of buildings has been developed which allows speedy installation of interlocking steel and foam panels for difficult site placement, such as rooftops, mountaintop, or inside an existing building. An exportable Containerized Shelter, transforms a standard 20' and 40' steel shipping container into a virtually indestructible completely outfitted telecommunication shelter. Also, mobile shelters meet the challenge of light weight, portable shelters for emergency communications, starter or test sites, temporary facilities or for special events broadcasting.

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

                      Construction Services

     Construction Services is located in Elkhart, Indiana and operates all administrative, sales and service activities from that location. This office manages the service crews that support the Telecom facilities in Elkhart, Indiana; Burlington, Kansas; Leola, Pennsylvania and to some extent Binghamton, New York.

Services

     Construction Services provides one contact point for complete turnkey services for telecommunication site construction. These services include the management and execution of the entire construction process, from site preparation, equipment transportation, through building and tower setting and installation, or any combination thereof.

     The service crews are fully outfitted with service trucks and equipment to handle any site construction, even in remote locations. The crews are highly trained in all phases of construction and have experience with heavy equipment, site civil work and permitting, steel fabrication, concrete and cam-lock building installations, electrical and electronic hookups, tower erection, antenna sets and fencing. Construction Services specializes in completing sites in difficult remote locations or sites which must be completed in a short time frame. The service crews can "quick turn" a building, principally cam-lock buildings, in five days from the initiation of the field work. The traditional concrete shelter can also be assembled and finished in remote locations where the site is inaccessible to a building fully completed in the factory.

     In addition, to site preparation and installation, Construction Services is developing a full maintenance program, not only for buildings supplied by Miller but any building, whether site built or modular. These maintenance projects, which include roof and fencing repair, have also been completed for businesses outside the customary telecommunication industry, such as buildings utilized by pipelines and power companies. The major maintenance projects are also complemented by a general maintenance program. These programs allow a customer to have routine maintenance and general preventive maintenance on equipment performed by Construction Services while they concentrate on building new sites and servicing their own customers needs.

Marketing

     Construction Services primarily markets its services to the cellular and personal communications industry. They contract directly with the end user of the construction services being supplied. Most of Construction Services sales contacts come from existing telecommunications' customers and the group competes for projects by providing a quotation developed from specifications supplied by the potential customer. Quality and speed are most often the prime considerations of their customers. This allows Construction Services to obtain a better margin on their projects than is customarily obtainable in the general marketplace. The group has developed several close relationships with Telecom's customers to supply site construction services.

Competition

     Construction Services competes with national design-build firms which use third-party subcontractors for the completion of turnkey service projects and with various local contractors when bidding on specific portions of a site project. The relationships and contacts that both the Structures and Telecom divisions have developed with customers, while supplying buildings, has provided Construction Services with key contacts and competitive advantages. In addition, support from Miller's corporate engineering department also provides Construction Services with in-house engineering specifications and state and local code requirements.

                             General
        (Applicable to all of Miller's principal markets)

Backlog

     The backlog of orders by market at August 31, 1998 and 1997 was as follows:

                                                1998             1997

     Structures                              $5,877,000       $8,699,000
     Telecom                                  9,794,000        2,456,000
     Construction Services                      232,000          249,000

    During fiscal 1997, the Structures' backlog contained orders in excess of production capacity, especially in the Elkhart, Indiana facility. This led to delays for several customers projects. The backlog in fiscal 1998 was reduced to more closely match production capacity and minimize these project delays. The current backlog level should provide the basis to achieve forecasted production levels through the second quarter of fiscal 1999; however, management believes it is too early to determine whether this current business activity will extend to the second half of fiscal 1999. The backlog at United, which was acquired January 1, 1998, was $4,333,000 and accounted for a significant portion of the increase in Telecom's backlog. The remainder of the increase in Telecom's backlog is related to a resurgence in order activity as the build-out of the telecommunication infrastructure resumes. Miller believes that the continued build-out of the telecommunication infrastructure and the addition of United should have a favorable impact on sales and production during Miller's 1999 fiscal year.

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

Seasonality

    Historically, Miller's subsidiaries have experienced greater sales during the first and fourth fiscal quarters with lesser sales during the second and third fiscal quarters. This reflects the seasonality of sales for products used in various applications, including classrooms and other educational buildings, and also the impact of weather on general construction related activities. See unaudited interim financial information contained in Note J of Notes to Consolidated Financial Statements.

Employees

    As of August 31, 1998, Miller and its subsidiaries had approximately 520 employees of which approximately 400 were direct production employees.

Engineering and Design

    Miller's subsidiaries engage in extensive engineering and design work to meet customers' requirements, as well as to prepare bid proposals for new projects. Engineering and design functions include structural, electrical, and mechanical design and specifications work.

ITEM 2.  PROPERTIES

    The principal office and production facilities of Miller and its subsidiaries consist of the following:

                   Approximate Square Footage

Location           Total     Production     Office     Owned or Leased

Elkhart, IN       132,300     112,100       20,200      Owned (1)

Burlington, KS    155,000     150,000        5,000      Capitalized Lease

Binghamton, NY     55,900      52,400        3,500      Leased (3)

Leola, PA         113,100     103,400        9,700      Owned

Sioux Falls, SD    36,100      34,200        1,900      Leased (2)

Bennington, VT     28,900      27,000        1,900      Owned
________________  _______     _______       ______
Total approximate
square footage    521,300     479,100       42,200

(1) Structures and Telecom administrative, sales, engineering and manufacturing facility. The Executive offices of Miller are also at this location.

(2)      Leased until April 15, 2000 with a three-year renewal option.

(3) Leased until December 31, 2002 with a five-year renewal option and an option to purchase the facility after February 28, 2000.

ITEM 3.  LEGAL PROCEEDINGS

         Neither Miller or its operating subsidiaries are subject to any material pending litigation other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

         Steven F. Graver (age 46) has been a Director of Miller since April 1991 and was elected Chairman of the Board of Directors on August 11, 1994. Effective July 1, 1995, Graver, Bokhof & Goodwin ("GraverBokhof") became Graver, Bokhof, Goodwin & Sullivan ("GBGS"). GBGS is a subsidiary of the Optimum Group which has over $800 million in assets under management. Mr. Graver is President and Chief Portfolio Manager of the Optimum Group. In July 1991, GraverReich & Company ("GraverReich"), merged with GraverBokhof, an investment management firm, and Mr. Graver became a General Partner of GraverBokhof. From December 1986 until July 1991, Mr. Graver was the President and Chief Executive Officer, and Executive Vice President from February 1981 until November 1986, of GraverReich.

         Edward C. Craig (age 63) became the Chief Executive Officer of Miller and Vice Chairman of the Board of Directors of Miller effective on July 3, 1994. Mr. Craig was elected President of Miller on August 11, 1994. From July 1991 until April 1994, Mr. Craig was President and Chief Executive Officer of IBG, a modular housing company. From April 1986 to July 1991, Mr. Craig was President of Ryland Building Systems, a division of Ryland Homes, Inc. Mr. Craig is a Director of Regional Building Systems.

         Thomas J. Martini (age 50) became the Vice President of Finance of Miller in July 1994. Mr. Martini was elected Secretary and Treasurer of Miller on April 28, 1992 and has been the Chief Financial Officer of Miller since February 1991.

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

                               Fiscal 1998          Fiscal 1997
                               High     Low         High    Low

         1st Quarter          10 1/16  5 1/2       6 5/8   5 1/2
         2nd Quarter           9 3/4   8 1/4       8 3/4   5 3/8
         3rd Quarter          10 3/4   9           9 3/8   6 1/4
         4th Quarter          10 3/4   9 5/8       8       6 1/4

         As of August 28, 1998, Miller estimates there were approximately 1,300 stockholders of Miller's Common Stock. Of this total, approximately 130 were stockholders of record and shares for approximately 1,170 stockholders were held in street name. Harris Trust & Savings Bank, Chicago, is Miller's Transfer Agent and Registrar.

         Miller did not pay cash dividends on its Common Stock from fiscal 1994, through fiscal 1998 as the Board of Directors ceased the payment of dividends in the third fiscal quarter of 1993. Miller does not intend to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.
                                              Years Ended
                          June 27,   June 28,  June 29,    July 1,     July 2,
                            1998       1997      1996       1995        1994
(In thousands,
   except per share data)

Net sales                 $54,700    $46,287    $37,858    $41,455    $38,569
Net income                  2,140      1,574        486        320        312
Earnings per common share:
  Basic                       .65        .50        .16        .10        .10
  Diluted                     .62        .47        .16        .10        .10

Total assets               30,230     19,768     16,920     16,522     15,308
Long-term debt, less
 current maturities         6,094      1,357      1,270      1,385        110

(A) Net sales (in thousands) for fiscal year 1998 include $7,523 for United, which was acquired January 1, 1998 (see Note B of Notes to Consolidated Financial Statements). Net sales (in thousands) for fiscal years ended
1997, 1996, 1995, and 1994  include $1,636; $5,787; $6,414 and $7,440, respectively, of Miller's California subsidiary which was sold on October
21, 1996. Net sales (in thousands) for fiscal 1997 include $2,139 for the new Kansas facility which commenced operations in January 1997.

(B) Miller's operating results for fiscal years 1996, 1995, and 1994 were adversely impacted by nonrecurring items (in thousands) of $358, $361, and $159, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

         Net sales increased $8.4 million or approximately 18% in fiscal 1998 from the corresponding period in fiscal 1997. Structures reported a $.3 million, or approximately a 1% decrease in net sales during fiscal 1998. The decrease in net sales was primarily the result of lower sales in the Eastern markets which were bolstered last year by several large contracts, and the decline in sales related to the California plant which was closed after the first quarter of fiscal 1997. The California operation had net sales of $1.6 million in fiscal 1997. Telecom's net sales increased $7.7 million, or nearly 57% during fiscal 1998. Nearly all of the net sales gain in Telecom related to sales from United which was acquired January 1, 1998. Net sales for United for the six months ended June 27, 1998 were $7.5 million. During fiscal 1998, Telecom's business was soft as the telecommunications industry slowed their shelter orders. The industry concentrated on generating revenue by placing existing infrastructure in service. These factors led to the small increase in Telecom sales, excluding United for fiscal 1998. Miller believes that this trend has reversed and expects the previous growth rates in the telecommunication shelter market to return.

         Miller's gross profit during the 1998 fiscal year approximated 19% of net sales and was virtually unchanged from fiscal 1997. During fiscal 1998, improved margins from United's lightweight, rooftop telecommunications shelters, offset a decline in Structures' gross profit related to the decline in higher margin custom projects. The gross profit from Telecom's concrete shelter business remained relatively unchanged from fiscal 1997.

         Selling, general and administrative expenses increased $.3 million in fiscal 1998. These expenses were 12% of net sales in fiscal 1998 compared to 14% of net sales in fiscal 1997. The increase in administrative expense was primarily the result of the addition of administrative expense at United. The increased administrative expenses at United were partially offset by lower administrative expenses at the closed California operation and lower performance-based compensation.

         The increase in interest expense in fiscal 1998 compared to fiscal 1997 of $134,771 was primarily the result of higher interest rates and higher debt outstanding on the revolving line of credit. The Company funded the construction of the Pennsylvania plant and the acquisition of United through its line of credit until permanent long-term financing was put in place.

         During fiscal 1998, Miller recorded an income tax provision of $1,306,000 or 38% of pre-tax profit compared to an income tax provision of $1,006,000 or 39% of pre-tax profit in fiscal 1997. The effective tax rate varies from year to year depending on the levels of income in states where Miller is subject to state income tax.

Fiscal 1997 Compared to Fiscal 1996

         Net sales increased $8.4 million or approximately 22% in fiscal 1997 from the corresponding period in fiscal 1996. Structures reported a $5.1 million, or approximately a 19% increase in net sales during fiscal 1997. The increase in net sales was achieved despite the decline in sales related to the California operation which was sold at the end of the first quarter of fiscal 1997. The Eastern and Midwest Structures' plants benefited from several large contracts which kept the plants busy during the traditionally slow winter months and at nearly full capacity during the fourth quarter. In addition, Structures expanded its customer base to provide greater access to the construction markets. The sold Structures' operation in California had net sales of $1.6 million in fiscal 1997 and $5.8 million in fiscal 1996. Telecom's net sales increased $3.3 million, or nearly 30% during fiscal 1997. Telecom continued to gain market share in fiscal 1997 and was a competitive force in the telecommunications shelter industry. The Kansas facility, which began operations in January 1997, produced both Structures and Telecom product lines. Net sales for the Structures' products was $.4 million and was $1.7 million for Telecom's products.

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

         During fiscal 1997, Miller recorded an income tax provision of $1,006,000 or 39% of pre-tax profit compared to an income tax provision of $334,000 or 41% of pre-tax profit in fiscal 1996. The decrease in the effective tax rate for fiscal 1997 was attributable to a lower effective tax rate for state income taxes. The effective tax rate varies from year to year depending on the levels of income in states where Miller is subject to state income tax.

Liquidity and Capital Resources

         Miller's working capital as of June 27, 1998 was $8,610,205 compared to $6,987,990 as of June 28, 1997. The working capital ratio as of June 27, 1998 and June 28, 1997 was 1.9 and 2.1 to 1, respectively.

         For the fiscal year ended June 27, 1998, Miller's operating activities provided net cash of $510,307. Increases in cash from operating activities consisted primarily of net income, depreciation and amortization, the provision for deferred income taxes and decreases in receivables. These increases were offset by the $1.3 million increase in inventories, the $948,000 decrease in accrued income taxes and the $1.49 million decrease in accrued expenses and other. Miller's investing activities used net cash of $6,392,620. The acquisition of United utilized $2.7 million and $3.0 million was used for capital expenditures, principally the Pennsylvania plant addition. In addition, $1.1 million in unexpended industrial revenue bond proceeds were partially offset by $458,000 from the sale of property. Miller's financing activities provided net cash of $5,904,816. Increases in financing cash flows of $5.5 million from long-term debt, the $580,000 net increase on the line of credit and $501,000 in proceeds from the exercise of stock options were partially offset by $301,000 of payments on long-term debt and $382,000 cash expended for the purchase of treasury stock. The net increase in cash and cash equivalents for the fiscal year ended June 27, 1998 was $22,503 which resulted in cash and cash equivalents at the end of the year of $111,620.

         An unsecured revolving credit agreement with a bank makes available advances up to $5,000,000 through November 30, 1998. Miller expects to renew this credit facility. There was $3,550,000 outstanding on the revolving credit line at June 27, 1998 and $1,870,000 at June 27, 1998.

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

Year 2000 Compliance

         Miller is currently in the process of identifying, evaluating, and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. Miller does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its consolidated financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred. The year 2000 issue is expected to affect the systems of various entities with which Miller interacts, including customers and vendors. There can be no assurance that the systems of other companies on which Miller's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on Miller. Based on information currently available, management believes its systems will be year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

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

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  Consolidated Financial Statements of Miller Building Systems,
                 Inc. and Subsidiaries

         Report of Independent Accountants . . . . . . . . . . . . . . . . .F-1

         Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997 .F-2

         Consolidated Statements of Income for the years ended
         June 27, 1998, June 28, 1997 and June 29, 1996  . . . . . . . . . .F-3

         Consolidated Statements of Stockholders' Equity for the years ended June 27, 1998, June 28, 1997 and June 29, 1996  . . . . . . .F-4

         Consolidated Statements of Cash Flows for the years ended
         June 27, 1998, June 28, 1997 and June 29, 1996  . . . . . . . . . .F-5

         Notes to Consolidated Financial Statements  . . . . . . . . . . . .F-6

    (2)  Financial Statement Schedule

         II - Valuation and Qualifying Accounts  . . . . . . . . . . . . . .F-17

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)  See Index to Exhibits

(b)      Reports on Form 8-K filed:

              The following reports on Form 8-K were filed during the three months ended June 27, 1998:

                   April 14, 1998, amendment to Item 7, Financial Statements and Exhibits of its Current Report on Form 8-K/A-1, dated February 27, 1998.

                   May 28, 1998, amendment to Item 7, Financial Statements and Exhibits of its Current Report on Form 8-K/A-1, dated February 27,1998 and as last amended by Form 8-K/A-2, dated April 14, 1998.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLER BUILDING SYSTEMS, INC.


September 16, 1998                \Edward C. Craig
                                  Edward C. Craig
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date


\Edward C. Craig             President, Chief         September 16, 1998
Edward C. Craig              Executive Officer
                             and Director
                             (Principal Executive
                             Officer)

\Thomas J. Martini           Secretary and            September 16, 1998
Thomas J. Martini            Treasurer (Principal
                             Financial and
                             Accounting Officer)


\David E. Downen             Director                 September 16, 1998
David E. Downen


\Steven F. Graver            Director                 September 16, 1998
Steven F. Graver


\William P. Hall             Director                 September 16, 1998
William P. Hall


\Kenneth H. Granat           Director                 September 16, 1998
Kenneth H. Granat


                             Director                 September 16, 1998
Myron C. Noble


\David H. Padden             Director                 September 16, 1998
David H. Padden

\Jeffrey C. Rubenstein       Director                 September 16, 1998
Jeffrey C. Rubenstein






                REPORT OF INDEPENDENT ACCOUNTANTS






To the Stockholders and Board of Directors of Miller Building Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) of Form 10-K present fairly, in all material respects, the financial position of Miller Building Systems, Inc. and its subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                          PricewaterhouseCoopers LLP



South Bend, Indiana
July 31, 1998







               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS





                                                     June 27,     June 28,
                                                       1998         1997

                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   111,620  $    89,117
  Receivables, less allowance for doubtful
    receivables of $50,000 in 1998 and
    $48,000 in 1997                                 11,126,444    8,450,479
  Refundable income taxes                               20,000         -
  Inventories                                        6,140,647    3,712,664
  Deferred income taxes                                230,000      341,000
  Property held for sale                                  -         412,106
  Other current assets                                 204,107       66,713

      TOTAL CURRENT ASSETS                          17,832,818   13,072,079





PROPERTY, PLANT AND EQUIPMENT
  Land                                              1,106,156       598,237
  Buildings and leasehold improvements               7,962,454    5,918,922
  Machinery and equipment                            5,084,595    4,382,960
                                                    14,153,205   10,900,119
    Less, Accumulated depreciation
      and amortization                               5,141,452    4,308,543

      PROPERTY, PLANT AND EQUIPMENT, NET             9,011,753    6,591,576


Unexpended industrial revenue bond proceeds          1,115,854         -

Excess acquisition costs over fair value of acquired
  net assets, net of accumulated amortization of
  $63,446 in 1998 and $26,870 in 1997                2,058,409       17,055

Other assets                                           210,754       87,507


      TOTAL ASSETS                                 $30,229,588  $19,768,217



     The accompanying notes are a part of the consolidated financial statements.





                                                     June 27,     June 28,
                                                       1998         1997

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                            $ 3,550,000  $ 1,870,000
  Current maturities of long-term debt                 762,900      207,971
  Accounts payable                                   3,246,373    1,478,675
  Accrued income taxes                                  17,469      965,464
  Accrued expenses and other                         1,645,871    1,561,979

      TOTAL CURRENT LIABILITIES                      9,222,613    6,084,089

Long-term debt, less current maturities              6,094,389    1,357,374

Deferred income taxes                                  316,000      133,000

Other                                                   15,276       16,601

      TOTAL LIABILITIES                             15,648,278    7,591,064


COMMITMENTS AND CONTINGENCIES - Note I


STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value
    50,000 shares authorized, none issued                 -            -
  Common stock, $.01 par value, 7,500,000 shares
    authorized, 4,023,548 shares issued                 40,235       40,235
  Additional paid-in capital                        11,600,191   11,454,903
  Retained earnings                                  5,770,243    3,596,049
                                                    17,410,669   15,091,187

    Less, Treasury stock, at cost                    2,829,359    2,914,034


      TOTAL STOCKHOLDERS' EQUITY                    14,581,310   12,177,153

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $30,229,588  $19,768,217







                   (This page intentionally left blank.)






               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME




                                                   Years Ended
                                      June 27,        June 28,         June 29,
                                        1998            1997             1996

NET SALES                           $54,699,660     $46,286,770     $37,857,968

Costs and expenses:
 Cost of products sold               44,434,537      37,323,073      31,002,433
 Selling, general and
    administrative                    6,568,481       6,286,184       5,558,322
 Provision for doubtful receivables      54,881          51,293           1,287
 Gain on sale of property
      and equipment                     (63,628)         (3,667)        (12,323)
  Interest expense                      290,056         155,285         132,145
  Interest income                       (30,719)       (105,226)         (1,699)
  Nonrecurring items                       -               -            358,180

      INCOME BEFORE
          INCOME TAXES                3,446,052       2,579,828         819,623

Income taxes                          1,306,000       1,006,000         334,000

       NET INCOME                   $ 2,140,052     $ 1,573,828     $   485,623



Earnings per share of common stock:
    Basic                                $  .65          $  .50          $  .16
    Diluted                              $  .62          $  .47          $  .16


Shares used in the computation of
  earnings per share:
    Basic                             3,268,344       3,157,706       3,100,963
    Diluted                           3,474,706       3,316,132       3,121,205



The accompanying notes are a part of the consolidated financial statements.

                            F-3



               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                Additional                                        Total
                                         Common Stock         Paid-In      Retained       Treasury Stock       Stockholders'
                                      Shares       Amount     Capital      Earnings     Shares      Amount         Equity
BALANCE, JULY 2, 1995                4,023,548    $40,235   $11,454,903   $1,563,201   922,585   $(3,139,374)   $ 9,918,965

  Net income                              -          -            -          485,623      -             -           485,623

BALANCE, JUNE 29, 1996               4,023,548     40,235    11,454,903    2,048,824   922,585    (3,139,374)    10,404,588

  Treasury stock acquired                 -          -            -             -       45,730      (351,063)      (351,063)
  Exercise of stock options using
     treasury stock                       -          -            -          (26,603) (162,200)      576,403        549,800

  Net income                              -          -            -        1,573,828      -             -         1,573,828

BALANCE, JUNE 28, 1997               4,023,548     40,235    11,454,903    3,596,049   806,115    (2,914,034)    12,177,153

  Treasury stock acquired                 -          -            -             -       39,312      (381,967)      (381,967)

  Exercise of stock options using
    treasury stock                        -          -            -           34,142  (125,100)      466,642        500,784

  Tax benefit arising from exercise
     of stock options                     -          -           145,288        -         -             -           145,288

  Net income                              -          -            -        2,140,052      -             -         2,140,052

BALANCE, JUNE 27, 1998               4,023,548    $40,235    $11,600,191  $5,770,243   720,327   $(2,829,359)   $14,581,310


     The accompanying notes are a part of the consolidated financial statements.

MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended
                                             June 27,     June 28,     June 29,
                                               1998         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 2,140,052  $ 1,573,828  $   485,623
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization of
     plant and equipment                      769,186      636,287      632,277
     Amortization of intangible assets
         and deferred bond issuance costs      51,983       10,293       10,582
     Deferred income taxes                    294,000      (92,000)      70,000
     Nonrecurring items                          -            -         358,180
     Other                                    (24,040)      (6,612)     (12,323)
    Changes in certain assets and
    liabilities, net of effect of
    acquisition and disposition of
    businesses:
       Receivables                            831,920   (2,591,757)    (789,120)
       Refundable income taxes                (20,000)     241,158     (241,158)
       Inventories                         (1,258,521)    (991,266)      (7,381)
       Other current assets                  (137,394)      11,550       43,665
       Accounts payable                       299,813     (431,901)     216,938
       Accrued income taxes                  (947,995)     886,026      (10,389)
       Accrued expenses and other          (1,488,697)     507,784     (378,701)

        Net cash provided by (used in)
           operating activities               510,307     (246,610)     378,193

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property
    and equipment                             457,700        7,250       28,998
  Purchase of property, plant
    and equipment                          (3,023,732)  (1,123,324)    (395,526)
  Acquisition of business, net
    of $294,576 cash acquired              (2,710,734)        -            -
  Proceeds from sale of subsidiary               -       1,516,390         -
  Unexpended industrial revenue
    bond proceeds                          (1,115,854)        -          76,729

        Net cash provided by (used in)
          investing activities             (6,392,620)     400,316     (289,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings      26,860,000   14,695,000   10,440,000
  Reduction of short-term borrowings      (26,280,000) (14,325,000) (10,490,000)
  Proceeds from long-term debt              5,500,000         -            -
  Payments of long-term debt                 (300,635)    (798,655)    (224,925)
  Bond issuance costs                        (138,654)        -            -
  Purchase of treasury stock                 (381,967)    (351,063)        -
  Proceeds from exercise of stock
    options                                   500,784      549,800         -
  Tax benefit from stock options
    exercised                                 145,288         -            -

        Net cash provided by (used in)
          financing activities              5,904,816     (229,918)    (274,925)

Increase (decrease) in cash and
  cash equivalents                             22,503      (76,212)    (186,531)

CASH AND CASH EQUIVALENTS
  Beginning of year                            89,117      165,329      351,860
  End of year                             $   111,620  $    89,117  $   165,329

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
    Interest, net of capitalized
      interest in 1998                    $   198,435  $   151,783  $   127,246
    Income taxes (net of refunds)           1,839,254      (29,184)     515,547

NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Acquisition of United
   Structures, Inc.:
    Liabilities assumed                     4,108,000         -            -
    Unpaid cash portion of
      purchase price                          125,000         -            -
  Building capitalized under capital
    lease and related capital
    lease obligation                             -         979,000         -

   The accompanying notes are a part of the consolidated financial statements.

                            F-5



Note A:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Miller Building Systems, Inc. ("Miller") is the parent of Miller Building Systems of Indiana, Inc., Miller Building Systems of Pennsylvania, Inc., Miller Building Systems of Kansas, Inc., United Structures, Inc., and Miller Construction Services, Inc. All operations of Miller are conducted through its five wholly owned subsidiaries which design, manufacture, market and service factory-built buildings. Miller has two product lines, Structures and Telecom. The factory-built buildings produced by Structures are modular and mobile buildings, which are generally movable and relocatable, and designed to meet the specialized needs of a wide variety of users. Structures' products are sold to independent customers who, in turn, sell or lease to the end users. The Structures division has manufacturing facilities in Elkhart, Indiana; Burlington, Kansas; Leola, Pennsylvania; Sioux Falls, South Dakota and Bennington, Vermont. The Telecom division manufactures specialized buildings, which utilize modular construction techniques and pre-cast concrete technology, and are designed principally for customers in the telecommunications industry. Telecom's products are sold directly to the end user. Telecom has manufacturing facilities in Elkhart, Indiana; Burlington, Kansas; Leola, Pennsylvania and Binghamton, New York. Miller's Structures and Telecom products are sold throughout the United States. Miller Construction Services, Inc. provides complete turnkey services from site preparation through setting and installation.

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

      Revenue Recognition and Concentration of Credit Risk - Miller recognizes revenues from the sales of its products upon the completion of manufacturing and the transfer of title. One customer individually accounted for 13% of net sales in fiscal 1998 and fiscal 1996, a different customer accounted for 15% of net sales in fiscal 1997. At June 27, 1998, 20% of receivables is concentrated with Miller's largest customer and at June 28, 1997, 41% of receivables was concentrated with Miller's largest customer.


                            F-6


Note A:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued.

      Cash and Cash Equivalents - Miller considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

      Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Costs of purchased software and, under certain conditions, internal software development costs are capitalized and are amortized using the straight-line method over sixty months. As of June 27, 1998 and June 28, 1997, capitalized software costs, included with machinery and equipment, (and the related accumulated amortization) aggregated $265,587 ($148,766), and $256,953 ($93,644), respectively. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were $63,933 during the year ended June 27, 1998. No interest was capitalized in fiscal years 1997 and 1996.

      Excess Acquisition Costs over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from 20 to 30 years. The carrying value of goodwill is periodically reviewed by Miller based on the expected future undiscounted operating cash flows of the related business unit.

      Bond Issuance Costs - Bond issuance costs aggregating $259,090, which related to issuance of the industrial revenue bonds, are being amortized using the straight-line method over the terms of the bonds.

      Income Taxes - Deferred income taxes are determined using the liability method.

      Employee Benefit Plan - Miller maintains a simplified 401(k) savings plan (the "Plan") for eligible participating employees of Miller. The Plan is a defined contribution plan under which employees may voluntarily contribute a percentage of their compensation. The Plan allows Miller to make discretionary matching contributions before the end of the Plan's calendar year-end. During the years ended June 27, 1998, June 28, 1997 and June 29, 1996, Miller expensed $68,908, $77,546 and $22,560 respectively, under this Plan.

      Earnings Per Share - Miller has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, "primary" earnings per share was replaced by "basic" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the

Note A:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued.

      period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of potential dilutive common shares outstanding during the reporting period. Earnings per share amounts for prior periods have been restated to conform with the provisions of SFAS No. 128. Shares used in the computation of basic and diluted earnings per share ("EPS") are as follows:
                                              1998        1997        1996

      Weighted average number of common
         shares (used for basic EPS)        3,268,344   3,157,706   3,100,963

      Effect of dilutive securities:
         Stock options                        138,022     158,426      20,242
         Contingently issuable
            shares (see Note B)                68,340        -           -

      Shares used for diluted EPS           3,474,706   3,316,132   3,121,205

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximated their fair value as of June 27, 1998 and June 28, 1997 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of June 27, 1998 and June 28, 1997 based upon terms and conditions currently available to Miller in comparison to the terms and conditions of the outstanding long-term debt.

Note B:   ACQUISITION OF NEW YORK OPERATION

      Effective January 1, 1998, Miller acquired all of the issued and outstanding shares of common stock of United Structures, Inc. ("United"), a New York corporation. United is engaged in the business of designing, manufacturing and marketing factory-built structures primarily for the telecommunications industry. The purchase price (the "minimum purchase price"), including direct acquisition costs, consisted of cash of $3.1 million and assumed liabilities of $4.1 million. The excess of the minimum purchase price over the fair value of acquired tangible assets aggregated $2.1 million and was allocated to goodwill to be amortized on a straight-line basis over 30 years. In addition to the minimum purchase price, Miller agreed to pay the seller a contingent purchase price ("contingent purchase price"), which is payable in shares of Miller's common stock, based on United's earnings for the six-month period ended June 27, 1998. United's earnings for the six-month period ended June 27, 1998 exceeded the targeted amount and, accordingly, Miller will pay the maximum additional contingent purchase price of $2,250,000 (227,082 shares of Miller's common stock). The contingent purchase price is payable September 1, 1998 at which time such contingent purchase price will be recorded as goodwill. The acquisition of United was accounted for using the purchase method and United's operating results have been included in Miller's consolidated financial statements since the

Note B:   ACQUISITION OF NEW YORK OPERATION, Continued.

      acquisition date of January 1, 1998. The following unaudited pro forma financial information for the years ended June 27, 1998 and June 28, 1997 were developed assuming United had been acquired at the beginning of each of the respective fiscal years. The unaudited pro forma earnings per share (basic and diluted) reflect the issuance of 227,082 additional shares which are issuable as contingent purchase price, as though these shares were issued and outstanding during each of the periods presented.

                                                     Years Ended
                                           June 27, 1998    June 28, 1997

      Net sales                             $61,547,000      $52,882,000

      Net income                              2,493,000        1,733,000

      Earnings per share:
        Basic                                       .71              .51
        Diluted                                     .69              .49

      The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the respective fiscal periods presented, nor is it indicative of future operating results.

Note C:   INVENTORIES.

      Inventories consist of the following:
                                               June 27,          June 28,
                                                 1998              1997

      Raw materials                           $4,604,615        $3,133,958
      Work in process                          1,215,552           578,706
      Finished goods                             320,480              -

         Total                                $6,140,647        $3,712,664

Note D:   DEBT.

     Short-term borrowings

     Miller maintains an unsecured revolving line of credit with a bank. The loan agreement makes available up to $5 million through November 30, 1998. As of June 27, 1998 and June 28, 1997, outstanding borrowings under the loan agreement aggregated $3,550,000 and $1,870,000, respectively. Interest is payable monthly at prime or a margin over the London Interbank Offering Rate ("LIBOR"), depending on the pricing option selected by Miller. At June 27, 1998 and June 28, 1997, the weighted average interest
     rate on outstanding borrowings was 7.47% and 8.34%, respectively.   The
     loan agreement contains, among other provisions, certain covenants including: maintenance of a required current ratio, tangible net worth and liabilities to tangible net worth ratio.



Note D:   DEBT, Continued.

      Long-term debt

      Long-term debt consists of the following:          June 27,    June 28,
                                                           1998        1997

      Bank term note, payable in monthly installments  $2,500,000  $     -
        of $50,000 including interest at a variable rate, as determined by prime or a margin over the LIBOR offering rate (6.94% at June 27, 1998), final maturity in June 2003, unsecured

      Industrial revenue bond, variable rate (3.70%
        at June 27, 1998), principal payable in annual
        installments of $200,000 through June 2004
        and $300,000 thereafter until final maturity
        in June 2010                                  3,000,000         -

      Industrial revenue bond, variable rate
        (3.70% at June 27, 1998), principal
        payable in annual installments of
        $115,000 with an installment of $120,000
        at final maturity in November 2007           1,155,000     1,270,000

      Capitalized lease, interest imputed at
        5.63%, payable monthly through
        December 2006                                  202,289       295,345

              Total                                  6,857,289     1,565,345

                 Less, Current maturities              762,900       207,971

              Long-term debt                        $6,094,389    $1,357,374

      On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas to lease a 155,000 square foot manufacturing facility. The lease agreement provides for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment is reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller also entered into an agreement with the then current tenant of the property, whereby Miller agreed to pay the tenant $750,000. Miller has accounted for this transaction as a capital lease whereby Miller recorded the leased property under the capital lease and the related obligation on its balance sheet. As of June 27, 1998, and June 28, 1997, the cost of the capitalized lease property was $979,000 and the accumulated amortization was $32,633 in 1998 and $13,597 in 1997.

      As of June 27, 1998, the annual maturities of long-term debt, excluding payments under the capitalized lease, for each of the next five fiscal years are as follows: 1999 - $743,889; 2000 - $776,818; 2001 - $812,275;
      2002 - $850,454 and 2003 - $891,564.

Note D:   DEBT, Continued.

      As of June 27, 1998, the future minimum lease payments under the capitalized lease obligation are as follows:

           Fiscal Years                                       Capitalized
              Ending                                             Lease

               1999                                             $ 30,000
               2000                                               30,000
               2001                                               30,000
               2002                                               30,000
               2003                                               30,000
            Thereafter                                           105,000
                                                                 255,000
         Less: Amount representing interest                       52,711

                                                                $202,289

      In connection with the industrial revenue bond obligations, Miller obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Miller, at its discretion, can convert the industrial revenue bonds from a variable rate, as determined by the current market rate for this type of debt instrument, to a fixed rate. The fixed rate would be determined contemporaneously with the decision to convert. Miller may redeem the bonds at any time in increments of $100,000. In the event the bonds have been converted to a fixed rate, such redemption is at a premium determined by the number of years from conversion to original maturity.

Note E:   STOCK COMPENSATION PLANS.

      Stock Option Plans

      On November 5, 1997, Miller's stockholders approved the Miller Building Systems, Inc. 1997 Stock Option Plan under which 500,000 shares of common stock were reserved for future grant. The 1997 Plan expires February 20, 2007. On June 30, 1994, the Board of Directors adopted the Miller Building Systems, Inc. 1994 Stock Option Plan under which 300,000 shares of common stock were reserved for future grant. The 1994 Plan expires June 30, 2004. On August 26, 1991, the Board of Directors adopted the Miller Building Systems, Inc. 1991 Stock Option Plan under which 250,000 shares of common stock were reserved for future grant. The 1991 Plan expires August 26, 2001.

      Miller's stock option plans provide that options can be granted by Miller at a price not less than 100% of fair market value (or 110% of fair market value if the optionee owns 10% or more of Miller's common stock). The term of an option granted under the stock option plans cannot exceed ten years, and options are either exercisable upon grant or contain a specific vesting schedule, except in the event of a change of control, as defined, at which time all outstanding options become fully exercisable by the optionee.


Note E:   STOCK COMPENSATION PLANS, Continued.

      The following table summarizes stock option activity:

                                        Number        Weighted Average
                                       of Shares       Exercise Price

      Outstanding at July 2, 1995       394,000             $3.83
         Granted                        215,000              4.64
         Canceled                      (126,000)             5.04

      Outstanding at June 29, 1996      483,000              3.87
         Granted                         58,000              6.29
         Exercised                     (162,200)             3.39

      Outstanding at June 28, 1997      378,800              4.45
         Granted                        291,500              9.95
         Canceled                       (15,200)             5.00
         Exercised                     (125,100)             4.01

      Outstanding at June 27, 1998      530,000              7.56

      Exercisable at June 27, 1998      150,100              4.85

      Options outstanding at June 27, 1998 are exercisable at prices ranging from $2.50 to $11.25 per share and have a weighted average remaining contractual life of 6.86 years. The following table summarizes information about stock options outstanding at June 27, 1998.

                                        Outstanding            Exercisable
                          Number     Weighted                Number
                       Outstanding    Average    Weighted  Exercisable  Weighted
        Range of            at       Remaining   Average       at       Average
        Exercise         June 27,   Contractual  Exercise   June 27,    Exercise
         Price             1998         Life       Price      1998        Price

      $ 2.50 -$4.00      131,300        5.67      $ 3.41     85,700       $3.23
        4.01 - 5.50        5,000        4.28        5.38      1,000        5.38
        5.51 - 7.00      104,200        4.95        6.24     45,400        6.26
        7.01 - 8.50       25,500        5.47        8.25       -            -
        8.51 -10.00      139,000        7.54        9.48     18,000        9.00
       10.01 -11.25      125,000        9.33       10.85       -            -
                         530,000                            150,100

      At June 28, 1997 and June 29, 1996, there were exercisable options to purchase 180,600 and 241,200 shares at weighted average exercise prices of $4.00 and $3.31 per share, respectively. The weighted average grant date fair value of options granted during the years ended June 27, 1998, June 28, 1997 and June 29, 1996 were $3.53, $2.89 and $1.94 respectively.
      As of June 27, 1998, 225,700 shares were reserved for the granting of future stock options, compared with 2,000 shares at June 28, 1997.


Note E:   STOCK COMPENSATION PLANS, Continued.

      Had Miller adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," Miller's net income and earnings per share would have been:
                                           June 27,     June 28,     June 29,
                                             1998         1997         1996

         Pro forma net income             $1,881,853  $1,458,654     $394,177
         Pro forma diluted earnings
             per share                           .56         .44          .13

      The pro forma amounts shown above and the weighted-average grant-date fair value of options granted are estimated using the Black-Scholes option-pricing model with the following assumptions:

         Risk free interest rate               5.64%       6.30%       5.77%
         Expected life                     3.4 years   3.3 years   2.6 years
         Expected volatility                     50%         50%         50%

      Stock Purchase Plan

      The Company has an employee stock purchase plan under which a total of 500,000 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions at a price equal to 85% of the fair market value on the purchase date. Certain restrictions in the plan limit the amount of payroll deductions and the amount of ownership in the Company an employee may acquire under the plan. As of June 27, 1998, the Company has not implemented the employee stock purchase plan.

Note F:   INCOME TAXES

      The provision for income taxes is summarized as follows:

                                                      Years Ended
                                         June 27,      June 28,      June 29,
                                           1998          1997          1996
      Current:
        Federal                         $  833,000    $  934,000     $185,000
        State                              179,000       164,000       79,000

                                         1,012,000     1,098,000      264,000

      Deferred tax (credit)                294,000       (92,000)      70,000

        Total                           $1,306,000    $1,006,000     $334,000

      Although not affecting the total provision, the amounts previously reported for the allocation of federal and state income taxes between current and deferred for 1997 have been revised based upon determinations made when the related tax returns were filed.


Note F:   INCOME TAXES, Continued.

      The provision for income taxes included in the consolidated statements of income differs from that computed by applying the federal statutory tax rate (34%) to income before income taxes as follows:

                                                     Years Ended
                                         June 27,      June 28,     June 29,
                                           1998          1997         1995
      Computed federal income
         tax                            $1,172,000    $  877,000    $279,000
      Increase (decrease)
         resulting from:
            State income taxes, net
            of federal income tax
            benefit                        170,000        94,000      59,000
          Other, net                       (36,000)       35,000     ( 4,000)

             Total                      $1,306,000    $1,006,000    $334,000

      Deferred income taxes reflect the estimated future net tax effects of temporary differences between the carrying amounts of assets and liabili-ties for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability at June 27, 1998 and June 28, 1997 are as follows:

                                                    June 27,      June 28,
                                                      1998          1997
      Current deferred tax asset (liability):
         Receivables                               $ (20,000)    $ (87,000)
         Inventories                                 110,000       154,000
         Property held for sale                         -           62,000
         Accrued warranty                             42,000        70,000
         Other accrued liabilities                    98,000       142,000

           Total                                   $ 230,000     $ 341,000

      Long-term deferred tax asset (liability):
         Receivables                               $(168,000)         -
         Property, plant and equipment              (150,000)     (140,000)
         Other                                         2,000         7,000

           Total                                   $(316,000)    $(133,000)

Note G:   SALE OF CALIFORNIA OPERATION.

      On October 21, 1996, Miller sold all of the issued and outstanding stock of its wholly owned California subsidiary, to MODTECH, Inc. ("Buyer"). The California subsidiary manufactured modular and mobile buildings in Patterson, California. The consideration paid by the Buyer to Miller consisted of a cash purchase price of $1,516,390, which approximated the carrying value of the underlying net assets and, accordingly, there was no gain or loss on the sale. Miller and the Buyer also entered into a three-year lease obligation for certain real property (the "Patterson Property") which lease agreement requires the Buyer, as lessee, to pay

Note G:   SALE OF CALIFORNIA OPERATION, Continued.

      Miller rental payments of $4,500 per month. On January 16, 1998, with the issuance of an acceptable expanded environmental report on the Patterson Property, Miller and Buyer mutually agreed to cancel the lease agreement, and the Buyer acquired the Patterson Property from Miller for a cash purchase price of $450,000, which resulted in a $37,894 gain on sale of property held for sale.

      In connection with this sale transaction, Miller entered into a non-competition agreement with the Buyer which provides that Miller will not, at any time within a five-year period following closing, engage in any business that manufactures and markets the products which were previously manufactured by Miller's former California subsidiary in the states of California, Nevada and Arizona.

Note H:   NONRECURRING ITEMS.

      During the fiscal year ended June 29, 1996, nonrecurring items consisted of: a pre-tax charge of $256,792 related to costs associated with the terminated acquisition of Whitley Manufacturing Company, Inc.; $76,613 of additional exit costs associated with the closing of Miller's residential division, which manufactured factory-built modular residential housing; and $24,775 of other nonrecurring charges.

Note I:   COMMITMENTS AND CONTINGENCIES.

      Lease Commitments

      Miller leases two of its manufacturing facilities under noncancellable operating leases expiring through December 2002. The lease for the Sioux Falls, South Dakota facility may be extended at Miller's option. The lease for the Kirkwood, New York facility has an option to renew for an additional five-year term and contains an option to purchase the facility after February 28, 2000. Miller generally is responsible for utilities, taxes and insurance on the leased facilities. Future minimum lease payments under these noncancellable leases aggregate $1,084,383 and are payable as follows: 1999 - $270,489, 2000 - $263,322, 2001 - $220,085,
      2002 - $220,085, and 2003 - $110,402.

      Rental expense under all operating leases aggregated $196,277, $97,654 and $70,691 for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively.

      Self-Insurance

      Miller is self-insured for the portion of its employee health care costs not covered by insurance. Miller is liable for medical claims up to $40,000 per eligible employee annually, and aggregate annual claims up to approximately $861,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect. Miller accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred, but not reported, claims is based on an analysis of historical claims data.

Note J:   UNAUDITED INTERIM FINANCIAL INFORMATION.

      Presented below is certain selected unaudited quarterly financial information for the years ended June 27, 1998 and June 28, 1997:


                         Net          Gross         Net     Earnings Per Share
                        Sales        Profit       Income      Basic  Diluted
        1998:
        Fourth       $16,528,679   $3,312,056    $919,497     $.28    $.25
        Third         14,449,832    2,368,307     278,980      .08     .08
        Second        10,405,750    1,956,890     315,351      .10     .09
        First         13,315,399    2,627,870     626,224      .19     .18

        1997:
        Fourth       $13,007,704   $2,900,872    $629,292     $.20    $.19
        Third         10,235,248    1,786,365     159,691      .05     .05
        Second        10,007,430    1,957,654     280,076      .09     .09
        First         13,036,388    2,318,806     504,769      .16     .16

      The sum of quarterly diluted earnings per share for the four quarters of fiscal 1998 and fiscal 1997 may not equal annual diluted earnings per share due to the effect of dilutive securities.


       MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

   Col. A                Col. B           Col. C           Col. D       Col. E
                                    Additions  Additions
                         Balance at Charged to Charged to              Balance
                         Beginning  Costs and  Other                   at End
Description              of Period  Expenses   Accounts   Deductions   of Period



Year ended June 27, 1998:

 Allowance for
  doubtful receivables   $ 48,239   $ 54,881   $    -     $ 52,726(A)  $ 50,394


Year ended June 28, 1997:

 Allowance for
  doubtful receivables   $ 53,605   $ 51,293   $    -     $ 56,659(A)  $ 48,239


Year ended June 29, 1996:

 Allowance for
  doubtful receivables   $ 59,024   $  1,287   $    -     $  6,706(A)  $ 53,605


(A)  Uncollectible accounts written off.




          MILLER BUILDING SYSTEMS, INC., AND SUBSIDIARIES

                         INDEX TO EXHIBITS

Exhibit
Number           Description of Exhibit

10.66 Third Amendment to Lease Agreement between Toboll Properties Limited Partnership and Sioux Fall Structures, Inc. (now known as Miller Building Systems of South Dakota, Inc.) dated August 20, 1997, with respect to the leased property at Sioux Falls, South Dakota.

10.67  First Amendment to Employment Agreement between Registrant and Edward
       C. Craig, dated October 22, 1997.

10.68 Lease agreement between United Kirkwood, L.L.C. and United Structures, Inc., with respect to the leased property at Kirkwood, New York.

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

10.49  Miller Building Systems, Inc. 401(k) Plan (m)

10.53 1994 Stock Option Plan adopted by the Registrant's stockholders on October 25, 1994 and Form of Option Agreement (n)

10.57 Employment agreement between Registrant and Edward C. Craig, dated February 29, 1996 (p) (I)

10.58 Lease agreement between the Board of County Commissioners of Coffey County, Kansas dated August 12, 1996 with respect to property located in Burlington, Kansas (p)


10.59 Agreement between Registrant and American Quality Manufacturing, Inc. dated July 25, 1996, to vacate the leased property located in Burlington, Kansas (p)

10.60 Lease agreement between Toboll Property Limited Partnership and Miller Structures, Inc. dated May 21, 1996, with respect to the lease of land in Sioux Falls, South Dakota (p)

10.61 Agreement for Purchase and Sale of all of the outstanding Capital Stock of Miller Structures, Inc., a California Corporation, dated September 30, 1996, between Miller Structures, Inc., an Indiana Corporation, and MODTECH, Inc. (q)

10.62 Non-Competition Agreement, dated October 1, 1996, between Miller Structures, Inc., an Indiana Corporation, and MODTECH, Inc. with respect to sale of the Capital Stock of Miller Structures, Inc., a California Corporation (q)

10.63 Supplemental Closing Agreement, dated October 21, 1996, between Miller Structures, Inc., an Indiana Corporation, and MODTECH, Inc. with respect to the sale of the Capital Stock of Miller Structures, Inc., a California Corporation (q)

10.64 Stock Purchase Agreement, dated February 27, 1998, between Registrant and David Newman and Marc Newman to purchase all of the issued and outstanding shares of capital stock of United Structures, Inc., a New York Corporation (r)

10.65 1997 Stock Option Plan adopted by the Registrant's stockholders on November 5, 1997 (s)

10.66 Registration Statement to register 227,082 shares of the Registrants common stock owned by David and Marc Newman (t)


(a)    Registration Statement on Form S-1, as amended (File No. 0-14651)
(b)    Form S-8, Date of Report - October 28, 1987
(c)    Form 8-K, Date of Report - July 20, 1989
(d)    Form 10-K for year ended June 30, 1989
(e)    Form 8-K, Date of Report - January 31, 1990
(f)    Form 10-K for year ended June 30, 1990
(g)    Form 8-K, Date of Report - April 23, 1991
(h)    Form 8-K, Date of Report - May 6, 1991
(I)    Form 8-K, Date of Report - July 25, 1991
(j)    Form 8-K, Date of Report - August 26, 1991
(k)    Form S-8, Date of Report - July 31,1992
(l)    Form 8-K, Date of Report - April 22, 1993
(m)    Form 10-K for year ended June 30, 1993
(n)    Form S-8, Date of Report - Dated December 30, 1994
(o)    Form 10-K, for year ended July 1, 1995
(p)    Form 10-K, for year ended June 29, 1996
(q)    Form 8-K, Date of Report - October 21, 1996
(r)    Form 8-K/A-1, Date of Report - February 27, 1998
(s)    Form S-8, Date of Report - March 20, 1998
(t)    Form S-3, Date of Report - August 5, 1998
(I)    Indicates a management contract or compensation plan or arrangement.