Form 10-Q
period 1998-09-26
MILLER BUILDING SYSTEMS INC
filed 1998-11-09
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 26, 1998

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

              Common Shares, Par Value $.01 Per Share
          3,537,103 Shares Outstanding at November 4, 1998









                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets            3-4

             Condensed Consolidated Statements of Income       5

             Condensed Consolidated Statements of Cash Flows   6

             Notes to Condensed Consolidated Financial
              Statements                                      7-9


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       9-11

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of
            Security Holders                                  12

  Item 6.  Exhibits and Reports on Form 8-K                   12

Signatures                                                    13

Index to Exhibits                                             14



-











Part I.  Financial Information

Item 1.  Financial Statements


                   MILLER BUILDING SYSTEMS, INC.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 26,   June 27,
                                           1998          1998

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $   196,181   $   111,620
  Receivables                           12,602,159    11,126,444
  Refundable income taxes                   20,000        20,000
  Inventories                            6,465,945     6,140,647
  Deferred income taxes                    230,000       230,000
  Other current assets                     318,647       204,107

     TOTAL CURRENT ASSETS               19,832,932    17,832,818



PROPERTY, PLANT AND EQUIPMENT, at cost  14,934,302    14,153,205
  Less, Accumulated depreciation and
   amortization                          5,343,548     5,141,452

    PROPERTY, PLANT AND EQUIPMENT, NET   9,590,754     9,011,753



Unexpended industrial revenue bond
 proceeds                                  486,427     1,115,854

Excess acquisition cost over fair
 value of acquired net assets, net       4,273,846     2,058,409

Other assets                               192,314       210,754


     TOTAL ASSETS                      $34,376,273   $30,229,588






See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 26,   June 27,
                                           1998          1998

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $ 2,775,000   $ 3,550,000
  Current maturities of long-term debt     763,169       762,900
  Accounts payable                       5,169,356     3,246,373
  Accrued income taxes                     323,916        17,469
  Accrued expenses and other             1,490,161     1,645,871

     TOTAL CURRENT LIABILITIES          10,521,602     9,222,613




Long-term debt, less current maturities  5,983,121     6,094,389
Deferred income taxes                      316,000       316,000
Other                                       15,276        15,276

     TOTAL LIABILITIES                  16,835,999    15,648,278




STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value            -             -
  Common stock, $.01 par value              42,506        40,235
  Additional paid-in capital            13,847,920    11,600,191
  Retained earnings                      6,452,497     5,770,243
                                        20,342,923    17,410,669

  Less, Treasury stock, at cost          2,802,649     2,829,359

     TOTAL STOCKHOLDERS' EQUITY         17,540,274    14,581,310

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $34,376,273   $30,229,588






See notes to condensed consolidated financial statements.

           MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                           Three Months Ended
                                      September 26, September 27,
                                          1998          1997

Net sales                              $17,216,098   $13,315,399

Costs and expenses:
  Cost of products sold                 14,144,448    10,687,529
  Selling, general and administrative    1,816,224     1,571,052
  Interest expense                         158,090        47,092
  Other income, principally interest        (7,228)         (498)

    INCOME BEFORE INCOME TAXES           1,104,564     1,010,224

Income taxes                               427,000       384,000

    NET INCOME                         $   677,564   $   626,224

Earnings per share of common stock:
    Basic                              $       .19   $       .19
    Diluted                            $       .19   $       .18

Number of shares used in computation
  of earnings per share:
    Basic                                3,533,143     3,237,426
    Diluted                              3,628,843     3,402,733






















See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended
                                      September 26, September 27,
                                          1998          1997
Net cash provided by (used in)
  operating activities                 $ 1,090,830   $  (408,377)

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (781,097)     (111,008)
    Decrease in unexpended industrial
      revenue bond proceeds                629,427          -

      Net cash (used in)
        investing activities              (151,670)     (111,008)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  7,675,000     5,235,000
    Reduction of short-term borrowings  (8,450,000)   (4,805,000)
    Payments of long-term debt            (110,999)       (4,419)
    Proceeds from exercise of
      stock options                         31,400        94,773

      Net cash provided by (used in)
        financing activities              (854,599)      520,354

Increase in cash and cash equivalents       84,561           969

Cash and cash equivalents:
  Beginning of period                      111,620        89,117

  End of period                        $   196,181   $    90,086

Noncash investing and financing activities:

  Issuance of 227,082 shares of
    common stock in connection
    business acquisition               $ 2,250,000   $      -









See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. The 1998 Miller Building Systems Annual Report on Form 10-K should be read in conjunction with these statements.

     The June 27, 1998 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B - INVENTORIES

     Inventories consist of the following:

                               September 26, 1998   June 27, 1998

Raw materials                     $ 4,914,970        $ 4,604,615
Work in process                     1,341,529          1,215,552
Finished goods                        209,446            320,480

                                  $ 6,465,945        $ 6,140,647














Note C - EARNINGS PER SHARE

     The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                         Three Months Ended
                                   September 26,   September 27,
                                       1998            1997

Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,533,143       3,237,426

Effect of dilutive
 securities:
  Stock options                        95,700         165,308

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,628,843       3,402,733


Note D - ACQUISITION OF NEW YORK OPERATION

     Effective January 1, 1998, Miller acquired all of the issued and outstanding shares of common stock of United Structures, Inc. ("United"), a New York corporation. United is engaged in the business of designing, manufacturing and marketing factory-built structures primarily for the telecommunications industry. The purchase price (the "minimum purchase price"), including direct acquisition costs, consisted of cash of $3.1 million and assumed liabilities of $4.1 million. In addition to the minimum purchase price, Miller agreed to pay the seller a contingent purchase price ("contingent purchase price"), payable in shares of Miller's common stock, based on United's earnings for the six-month period ended June 27, 1998. United's earnings for the six-month period ended June 27, 1998 exceeded the targeted amount and, accordingly, on September 4, 1998 Miller paid the maximum additional contingent purchase price of $2,250,000 (227,082 shares of Miller's common stock). The contingent purchase price was recorded as additional goodwill. The acquisition of United was accounted for using the purchase method and United's operating results have been included in Miller's consolidated financial statements since the acquisition date of January 1, 1998. The following unaudited pro forma financial information for the quarter ended September 27, 1997 was developed assuming United had been acquired at the beginning of the 1998 fiscal year. The unaudited pro forma earnings per share (basic and diluted) reflect the issuance of 227,082 additional shares as though these shares were issued and outstanding during the period.




Note D - ACQUISITION OF NEW YORK OPERATION, continued

                                        Three Months Ended
                                        September 27, 1997

Net sales                                  $ 15,943,000

Net income                                      794,000

Earnings per share:
  Basic                                             .23
  Diluted                                           .22

     The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the 1998 fiscal year, nor is it indicative of future operating results.


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains certain statements that are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the belief that previous growth rates in the telecommunication shelter market will continue, the awarding of contracts, the expected profitability of the new Pennsylvania operation, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business and the ability of the Company and its customers and vendors to become year 2000 compliant. Readers are cautioned that reliance on any forward-looking statements contained herein are based on reasonable assumptions, any of which could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Financial Condition - September 26, 1998 compared to June 27, 1998

     At September 26, 1998, Miller's working capital was $9,311,330 compared to $8,610,205 at June 27, 1998. The working capital ratio was 1.9 to 1 at September 26, 1998 and at June 27, 1998.

     Miller has an unsecured bank credit agreement which provides for advances up to $5,000,000 through November 30, 1998, and Miller expects this credit facility will be renewed through November 30, 1999. Outstanding borrowings under this credit agreement were $2,775,000 at September 26, 1998 compared to $3,550,000 at June 27,
1998.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

Results of Operations - Three months ended September 26, 1998 compared to the three months ended September 27, 1997

     As discussed in Note D of Notes to Condensed Consolidated Financial Statements, effective January 1, 1998, Miller acquired United Structures, Inc. ("United") which was accounted for as a purchase transaction. Miller's operating results for the current quarter include the operating results of United. Pro forma financial information for last year's first quarter is included in Note D.

     Net sales increased $3,900,699 during the first quarter of fiscal 1999 or approximately 29.3% from the corresponding quarter in fiscal 1998. Net sales for the Structures product line, ("Structures") decreased 9.2% from the first quarter last year. The net sales decrease at Structures was primarily the result of increased product complexity and difficulty in hiring qualified personnel at the Indiana plant, the decision to build only Telecom units at the Kansas plant and softness in the markets served by the Vermont and South Dakota plants. Net sales for the Telecom product line, ("Telecom") increased 113.6% from the first quarter last year. This increase was the result of sales at the newly acquired United operation and Telecom sales at the recently opened Pennsylvania plant. Although we see a softness in the Structures business, several large contracts, in excess of $3,000,000, have been bid and if awarded could reverse this trend. The Telecom business has rebounded and their backlogs, excluding United, have more than tripled last year. The increase in Telecom orders and the continuation of the previously announced Michigan State Police project should create strong Telecom sales during the remainder of our fiscal year. We believe United will continue to be a profitable addition to Miller. The newly completed Leola, Pennsylvania facility is expected to begin contributing to Miller's overall profitability in the second fiscal quarter.

     During the three-month period ended September 26, 1998, cost of products sold was 82.2% of net sales compared to 80.3% for the comparable period of fiscal 1998. This increase is primarily the result of costs related to the start-up operation at the Pennsylvania plant. The increase in the cost of products sold percentage for the quarter ended September 26, 1998 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expense for the three-month period ended September 26, 1998, increased 15.6% when compared to the similar period of fiscal 1998. The higher selling, general and administrative expense was generally the result of the additional administrative costs at the United and Pennsylvania operations and higher overall staffing levels. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended September 26, 1998, were 10.5%, compared to 11.8% in the comparable three-month period in fiscal 1998.

     Interest expense increased $110,998 to $158,090 during the current three-month period compared to the similar period of the prior year. The increase was attributable to higher levels of outstanding debt, which was principally the result of the construction of the new Pennsylvania facility and the acquisition of United.

     The provision for income taxes was 38.7% of income before income taxes for the three months ended September 26, 1998 and 38.0% for the comparable three-month period of fiscal 1998.

Accounting and Regulatory Developments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which Miller will be required to adopt in its fiscal 1999 year-end financial statements. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. Miller has not yet determined what changes in its disclosures, if any, will be required by SFAS No. 131.

Year 2000 Compliance

     Miller is continuing the process of identifying, evaluating, and implementing changes necessary to address the year 2000 issue. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. Miller believes its current systems are year 2000 compliant and, therefore, does not believe the cost of converting any internal systems to be year 2000 compliant will be material to its consolidated financial condition or results or operations. Costs related to the year 2000 issue have been expensed as incurred. The year 2000 issue is expected to affect the systems of various entities with which Miller interacts, including customers and vendors. There can be no assurance that the systems of other companies on which Miller's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on Miller. Based on information currently available, management believes its systems will be year 2000 compliant.










Part II.  Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual Meeting held on November 4, 1998, proxies for which were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.


     (b)  Matters voted upon at Annual Meeting:

                                                    Votes Cast

                                                For       Withheld

          1. Election of Directors
               David E. Downen               2,886,979      12,418
               Kenneth H. Granat             2,886,979      12,418
               William P. Hall               2,886,979      12,418

          2. Appointment of               For            2,885,444
             PricewaterhouseCoopers LLP   Against           11,644
                                          Withheld           2,309


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 26, 1998.





















                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: November 6, 1998           \Edward C. Craig
                                 Edward C. Craig
                                 President and Chief Executive
                                 Officer
                                 (Principal Executive
                                  Officer)



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