Form 10-Q
period 1998-12-26
MILLER BUILDING SYSTEMS INC
filed 1999-02-02
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 26, 1998

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

              Common Shares, Par Value $.01 Per Share
          3,546,315 Shares Outstanding at February 1, 1999









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














Part I.  Financial Information

Item 1.  Financial Statements


                   MILLER BUILDING SYSTEMS, INC.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       December 26,    June 27,
                                           1998          1998

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $   105,522   $   111,620
  Receivables                           13,119,039    11,126,444
  Refundable income taxes                   20,000        20,000
  Inventories                            4,885,796     6,140,647
  Deferred income taxes                    230,000       230,000
  Other current assets                     190,353       204,107

     TOTAL CURRENT ASSETS               18,550,710    17,832,818



PROPERTY, PLANT AND EQUIPMENT, at cost  15,082,033    14,153,205
  Less, Accumulated depreciation and
   amortization                          5,598,874     5,141,452

    PROPERTY, PLANT AND EQUIPMENT, NET   9,483,159     9,011,753


Unexpended industrial revenue bond
 proceeds                                   66,091     1,115,854

Excess acquisition cost over fair
 value of acquired net assets, net       4,243,585     2,058,409

Other assets                               200,819       210,754


     TOTAL ASSETS                      $32,544,364   $30,229,588





See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       December 26,    June 27,
                                           1998          1998

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $ 3,850,000   $ 3,550,000
  Current maturities of long-term debt     786,377       762,900
  Accounts payable                       2,610,245     3,246,373
  Accrued income taxes                      71,351        17,469
  Accrued expenses and other             1,069,379     1,645,871

     TOTAL CURRENT LIABILITIES           8,387,352     9,222,613




Long-term debt, less current maturities  5,729,406     6,094,389
Deferred income taxes                      316,000       316,000
Other                                       14,470        15,276

     TOTAL LIABILITIES                  14,447,228    15,648,278




STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value            -             -
  Common stock, $.01 par value              42,506        40,235
  Additional paid-in capital            13,847,920    11,600,191
  Retained earnings                      6,998,860     5,770,243
                                        20,889,286    17,410,669

  Less, Treasury stock, at cost          2,792,150     2,829,359

     TOTAL STOCKHOLDERS' EQUITY         18,097,136    14,581,310

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $32,544,364   $30,229,588




See notes to condensed consolidated financial statements.
           MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended
                                       December 26,  December 27,
                                           1998          1997
Net sales                              $16,400,935   $10,405,750

Costs and expenses:
  Cost of products sold                 13,594,515     8,448,860
  Selling, general and administrative    1,743,263     1,401,182
  Interest expense                         162,994        48,357
    INCOME BEFORE INCOME TAXES             900,163       507,351

Income taxes                               355,000       192,000

    NET INCOME                         $   545,163   $   315,351

Earnings per share of common stock:
    Basic                              $       .15   $       .10
    Diluted                            $       .15   $       .09

Number of shares used in computation
  of earnings per share:
    Basic                                3,537,624     3,253,319
    Diluted                              3,612,489     3,399,824


                                             Six Months Ended
                                       December 26,  December 27,
                                           1998         1997
Net sales                              $33,617,032   $23,721,150

Costs and expenses:
  Cost of products sold                 27,738,963    19,136,388
  Selling, general and administrative    3,559,487     2,972,235
  Interest expense                         321,084        95,449
  Other income, principally interest        (7,228)         (498)
    INCOME BEFORE INCOME TAXES           2,004,726     1,517,576

Income taxes                               782,000       576,000

    NET INCOME                         $ 1,222,726   $   941,576

Earnings per share of common stock:
    Basic                              $       .35   $       .29
    Diluted                            $       .34   $       .28

Number of shares used in computation
  of earnings per share:
    Basic                                3,535,944     3,245,372
    Diluted                              3,622,127     3,397,435

See notes to condensed consolidated financial statements.
                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Months Ended
                                       December 26,  December 27,
                                           1998          1997
Net cash provided by (used in)
  operating activities                 $ (128,627)   $ 1,474,507

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (928,828)     (924,779)
    Decrease in unexpended industrial
      revenue bond proceeds              1,049,763          -

      Net cash provided by (used in)
        investing activities               120,935      (924,779)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings 15,105,000    11,325,000
    Reduction of short-term borrowings (14,805,000)  (11,695,000)
    Payments of long-term debt            (341,506)     (198,901)
    Proceeds from exercise of
      stock options                         43,100        97,288

      Net cash provided by (used in)
        financing activities                 1,594      (471,613)

Increase (decrease) in cash
  and cash equivalents                      (6,098)       78,115

Cash and cash equivalents:
  Beginning of period                      111,620        89,117

  End of period                        $   105,522   $   167,232

Noncash investing and financing activities:

  Issuance of 227,082 shares of
    common stock in connection
    with business acquisition          $ 2,250,000   $      -







See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. The Annual Report on Form 10-K for the year ended June 27, 1998 and the Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, should be read in conjunction with these statements.

     The June 27, 1998 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B - ACCOUNTS RECEIVABLE

     Accounts receivable at December 26, 1998 include $951,000 of receivables due from one customer who defaulted on its payment terms because the customer was unable to complete the third-party financing it had arranged. The customer is working with Miller to find a third-party purchaser for these units. Miller believes the allowance for doubtful accounts is adequate to cover uncollectible receivables as of December 26, 1998, including losses, if any, that may result from this customer's inability to sell the units and pay the outstanding balance, including carrying charges. The allowance for doubtful accounts was increased by $98,623 in the current quarter to cover the loss exposure associated with this customer's account. Management does not believe losses, if any, on the resale of the units would be in excess of the $98,623 specifically provided for in the allowance for doubtful accounts.








Note C - INVENTORIES

     Inventories consist of the following:

                                December 26, 1998   June 27, 1998

Raw materials                     $ 4,094,660        $ 4,604,615
Work in process                       769,528          1,215,552
Finished goods                         21,608            320,480

                                  $ 4,885,796        $ 6,140,647


Note D - EARNINGS PER SHARE

     The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                         Three Months Ended
                                    December 26,    December 27,
                                       1998            1997

Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,537,624       3,253,319

Effect of dilutive
 securities:
  Stock options                        74,865         146,505

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,612,489       3,399,824


                                          Six Months Ended
                                    December 26,    December 27,
                                       1998            1997

Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,535,944       3,245,372

Effect of dilutive
 securities:
  Stock options                        86,183         152,063

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,622,127       3,397,435


Note E - ACQUISITION OF NEW YORK OPERATION

     Effective January 1, 1998, Miller acquired all of the issued and outstanding shares of common stock of United Structures, Inc.
("United"), a New York corporation. United is engaged in the business of designing, manufacturing and marketing factory-built structures primarily for the telecommunications industry. The purchase price ("minimum purchase price"), including direct acquisition costs, consisted of cash of $3.1 million and assumed liabilities of $4.1 million. In addition to the minimum purchase price, Miller agreed to pay the seller a contingent purchase price ("contingent purchase price"), payable in shares of Miller's common stock, based on United's earnings for the six-month period ended June
27, 1998. United's earnings for the six-month period ended June 27, 1998 exceeded the targeted amount and, accordingly, on September 4, 1998 Miller paid the maximum additional contingent purchase price of $2,250,000 (227,082 shares of Miller's common stock). The contingent purchase price was recorded as additional goodwill. The acquisition of United was accounted for using the purchase method and United's operating results have been included in Miller's consolidated financial statements since the acquisition date of January 1, 1998.
The following unaudited pro forma financial information for the six-months ended December 27, 1997 was developed assuming United had been acquired at the beginning of the 1998 fiscal year. The unaudited pro forma earnings per share (basic and diluted) reflect the issuance of 227,082 additional shares as though these shares were issued and outstanding during the period.

                                         Six Months Ended
                                        December 27, 1997

Net sales                                  $ 30,568,000

Net income                                    1,378,000

Earnings per share:
  Basic                                             .40
  Diluted                                           .38

     The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the 1998 fiscal year, nor is it indicative of future operating results.











Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains certain statements that are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the belief that previous growth rates in the telecommunication shelter market will continue, the awarding of contracts, the expected profitability of the new Pennsylvania operation, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business, the collectibility of certain accounts receivable, and the ability of the Company and its customers and vendors to become year 2000 compliant. Readers are cautioned that reliance on any forward-looking statements contained herein are based on reasonable assumptions, any of which could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.


Financial Condition - December 26, 1998 compared to June 27, 1998

     At December 26, 1998, Miller's working capital was $10,163,358 compared to $8,610,205 at June 27, 1998. The working capital ratio was 2.2 to 1 at December 27, 1998 and 1.9 to 1 at June 27, 1998.

     Miller has an unsecured bank credit agreement which provides for advances up to $7,000,000 through November 30, 1999. Outstanding borrowings under this credit agreement were $3,850,000 at December 26, 1998 compared to $3,550,000 at June 27, 1998.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

Results of Operations - Three months ended December 26, 1998 compared to the three months ended December 27, 1997

     As discussed in Note E of Notes to Condensed Consolidated Financial Statements, effective January 1, 1998, Miller acquired United Structures, Inc. ("United") which was accounted for as a purchase transaction. Miller's operating results for the current six month period include the operating results of United. Pro forma financial information for last year's first six months is included in Note E.
     Net sales increased $5,995,185 during the second quarter of fiscal 1999 or approximately 57.6% from the corresponding quarter in fiscal 1998. Net sales for the Structures product line, ("Structures") decreased 5.4% from the second quarter last year.
This decrease was primarily the result of increased product complexity at the Indiana plant and the decision to build only Telecom units at the Kansas plant. Net sales for the Telecom product line, ("Telecom") increased 214.1% from the second quarter last year. This increase was the result of sales at the acquired United operation, Telecom sales at the recently opened Pennsylvania plant and increased sales at the Kansas plant. We continued to see a softness in the Structures business through our second fiscal quarter, however, recently there has been an increase in order activity. We believe that sales generated from this order activity, coupled with sales from our current backlogs will provide steady sales and production during our traditionally slow third fiscal quarter. The order rate for the Telecommunications business has slowed recently. The consolidations within the Telecommunication industry have caused a delay of orders with several of our customers. We are also seeing certain companies place a series of smaller orders versus the large orders placed previously, as the Telecommunication companies more closely match shelter orders with site acquisitions. Several large Telecommunications orders, which total more than $6,000,000, are expected during the third quarter. We believe these orders will lay the foundation for a solid second half of fiscal 1999. We believe United and the newly completed Leola, Pennsylvania facility will continue to be strong contributors to Miller's overall profitability during the remainder of fiscal 1999.

     During the three-month period ended December 26, 1998, cost of products sold was 82.9% of net sales compared to 81.2% for the comparable period of fiscal 1998. This increase is primarily the result of generally higher fixed overhead costs and higher overhead costs at United and the new Pennsylvania facility. The increase in the cost of products sold percentage for the quarter ended December 26, 1998 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expense for the three-month period ended December 26, 1998, increased 24.4% when compared to the similar period of fiscal 1998. The higher selling, general and administrative expense was generally the result of the additional administrative costs at the United and Pennsylvania operations and higher overall staffing levels. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended December 26, 1998, were 10.6%, compared to 13.5% in the comparable three-month period in fiscal 1998.

     Interest expense increased $114,637 to $162,994 during the current three-month period compared to the similar period of the prior year. The increase was attributable to higher levels of outstanding debt, which was principally the result of the construction of the new Pennsylvania facility and the acquisition of United.

     The provision for income taxes was 39.4% of income before income taxes for the three months ended December 26, 1998 and 37.8% for the comparable three-month period of fiscal 1998.

Results of Operations - Six months ended December 26, 1998 compared to the six months ended December 27, 1997

     Net sales increased $9,895,882 during the first six months of fiscal 1999 or approximately 41.7% from the corresponding period in fiscal 1998. Net sales for the Structures product line, decreased 7.5% from the first six months last year. This decrease at Structures was primarily the result of increased product complexity and difficulty in hiring qualified personnel at the Indiana plant, the decision to build only Telecom units at the Kansas plant and softness in the markets served by the Vermont and South Dakota plants. Net sales for the Telecom product line, increased 155.8% from the first six months last year. This increase was the primarily the result of sales at the acquired United operation and Telecom sales at the recently opened Pennsylvania plant.

     During the six-month period ended December 26, 1998, cost of products sold was 82.5% of net sales compared to 80.7% for the comparable period of fiscal 1998. This increase is primarily the result of generally higher overhead costs, costs related to the start-up operation at the Pennsylvania plant and higher overhead costs at United. The increase in the cost of products sold percentage for the six months ended December 26, 1998 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expense for the six-month period ended December 26, 1998, increased 19.8% when compared to the similar period of fiscal 1998. The higher selling, general and administrative expense was generally the result of the additional administrative costs at the United and Pennsylvania operations and higher overall staffing levels. As a percentage of net sales, selling, general and administrative expenses for the six-month period ended December 26, 1998, were 10.6%, compared to 12.5% in the comparable six-month period in fiscal 1998.

     Interest expense increased $225,635 to $321,084 during the current six-month period compared to the similar period of the prior year. The increase was attributable to higher levels of outstanding debt, which was principally the result of the construction of the new Pennsylvania facility and the acquisition of United.

     The provision for income taxes was 39.0% of income before income taxes for the six months ended December 26, 1998 and 38.0% for the comparable six-month period of fiscal 1998.


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

Year 2000 Compliance

     Miller is continuing the process of identifying, evaluating, and implementing changes necessary to address the year 2000 issue. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. Miller believes its current systems are year 2000 compliant and, therefore, does not believe the cost of converting any internal systems to be year 2000 compliant will be material to its consolidated financial condition or results of operations. Costs related to the year 2000 issue have been expensed as incurred. Costs incurred to date have been less than $50,000 and management does not believe any material additional costs will be incurred. The year 2000 issue is expected to affect the systems of various entities with which Miller interacts, including customers and vendors. There can be no assurance that the systems of other companies on which Miller's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on Miller. Based on information currently available, management believes its systems are year 2000 compliant.


Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended December 26, 1998.
















                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: February 1, 1999           \Edward C. Craig
                                 Edward C. Craig
                                 President and Chief Executive
                                 Officer
                                 (Principal Executive
                                  Officer)



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