Form 10-Q
period 1999-03-27
MILLER BUILDING SYSTEMS INC
filed 1999-05-10
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 27, 1999

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

              Common Shares, Par Value $.01 Per Share
            3,545,393 Shares Outstanding at May 3, 1999









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














Part I.  Financial Information

Item 1.  Financial Statements


                   MILLER BUILDING SYSTEMS, INC.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 27,     June 27,
                                           1999          1998

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $   166,335   $   111,620
  Receivables                           11,192,872    11,126,444
  Refundable income taxes                     -           20,000
  Inventories                            4,758,896     6,140,647
  Deferred income taxes                    230,000       230,000
  Other current assets                     270,740       204,107

     TOTAL CURRENT ASSETS               16,618,843    17,832,818



PROPERTY, PLANT AND EQUIPMENT, at cost  14,864,837    14,153,205
  Less, Accumulated depreciation and
   amortization                          5,525,289     5,141,452

    PROPERTY, PLANT AND EQUIPMENT, NET   9,339,548     9,011,753


Unexpended industrial revenue bond
 proceeds                                   66,091     1,115,854

Excess acquisition cost over fair
 value of acquired net assets, net       4,198,605     2,058,409

Other assets                               182,095       210,754


     TOTAL ASSETS                      $30,405,182   $30,229,588




See notes to condensed consolidated financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 27,     June 27,
                                           1999          1998

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $      -      $ 3,550,000
  Current maturities of long-term debt     795,787       762,900
  Accounts payable                       3,516,776     3,246,373
  Accrued income taxes                     320,647        17,469
  Accrued expenses and other             1,234,899     1,645,871

     TOTAL CURRENT LIABILITIES           5,868,109     9,222,613




Long-term debt, less current maturities  5,604,153     6,094,389
Deferred income taxes                      316,000       316,000
Other                                       14,470        15,276

     TOTAL LIABILITIES                  11,802,732    15,648,278




STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value            -             -
  Common stock, $.01 par value              42,506        40,235
  Additional paid-in capital            13,847,920    11,600,191
  Retained earnings                      7,490,769     5,770,243
                                        21,381,195    17,410,669

  Less, Treasury stock, at cost          2,778,745     2,829,359

     TOTAL STOCKHOLDERS' EQUITY         18,602,450    14,581,310

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $30,405,182   $30,229,588




See notes to condensed consolidated financial statements.


           MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended
                                         March 27,     March 28,
                                           1999          1998
Net sales                              $14,325,764   $14,449,832

Costs and expenses:
  Cost of products sold                 11,835,910    12,081,525
  Selling, general and administrative    1,594,181     1,817,251
  Interest expense                         137,050       114,027
  Other income, principally interest          (884)      (15,951)
    INCOME BEFORE INCOME TAXES             759,507       452,980

Income taxes                               269,000       174,000

    NET INCOME                         $   490,507   $   278,980

Earnings per share of common stock:
    Basic                              $       .14   $       .08
    Diluted                            $       .14   $       .08

Number of shares used in computation
  of earnings per share:
    Basic                                3,543,309     3,280,300
    Diluted                              3,625,180     3,468,246

                                              Nine Months Ended
                                         March 27,     March 28,
                                           1999          1998
Net sales                              $47,942,796   $38,170,981

Costs and expenses:
  Cost of products sold                 39,574,872    31,217,914
  Selling, general and administrative    5,153,670     4,789,485
  Interest expense                         458,133       209,476
  Other income, principally interest        (8,112)      (16,450)
    INCOME BEFORE INCOME TAXES           2,764,233     1,970,556

Income taxes                             1,051,000       750,000

    NET INCOME                         $ 1,713,233   $ 1,220,556

Earnings per share of common stock:
    Basic                              $       .48   $       .37
    Diluted                            $       .47   $       .36

Number of shares used in computation
  of earnings per share:
    Basic                                3,538,399     3,257,124
    Diluted                              3,623,039     3,421,404

See notes to condensed consolidated financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended
                                         March 27,     March 28,
                                           1999          1998
Net cash provided by
  operating activities                 $ 4,019,038   $ 1,858,677

Cash flows (used in)
  investing activities:
    Purchase of property, plant
      and equipment                     (1,064,644)   (1,744,025)
    Decrease in unexpended industrial
      revenue bond proceeds              1,049,763          -
    Acquisition of business,
      net of cash acquired                    -       (2,710,734)
    Proceeds from sale of property            -          450,000

      Net cash (used in)
        investing activities               (14,881)   (4,004,759)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings 21,155,000    19,925,000
    Reduction of short-term borrowings (24,705,000)  (17,645,000)
    Payments of long-term debt            (457,349)     (203,446)
    Proceeds from exercise of
      stock options                         57,907       113,306

      Net cash provided by (used in)
        financing activities            (3,949,442)    2,189,860

Increase in cash
  and cash equivalents                      54,715        43,778

Cash and cash equivalents:
  Beginning of period                      111,620        89,117

  End of period                        $   166,335   $   132,895

Noncash investing and financing activities:
  Issuance of 227,082 shares of
    common stock in connection
    with business acquisition          $ 2,250,000   $      -
  Acquisition of United
    Structures, Inc.:
      Liabilities assumed                     -        4,108,000
      Unpaid cash portion of
        purchase price                        -          125,000

See notes to condensed consolidated financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. The Annual Report on Form 10-K for the year ended June 27, 1998 and the Quarterly Report on Form 10-Q for the quarters ended September 26, 1998 and December 26, 1998, should be read in conjunction with these statements.

     The June 27, 1998 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B - ACCOUNTS RECEIVABLE

     Accounts receivable at March 27, 1999 include $993,000 of receivables due from one customer who defaulted on its payment terms because the customer was unable to complete the third-party financing it had arranged. The customer is working with Miller to find a third-party purchaser for these units. Miller believes the allowance for doubtful accounts is adequate to cover uncollectible receivables as of March 27, 1999, including losses, if any, that may result from this customer's inability to sell the units and pay the outstanding balance, including carrying charges. The allowance for doubtful accounts was increased by $42,227 for the financing charges and other carrying costs recorded in the current quarter. Management does not believe losses, if any, on the resale of the units would be in excess of the $140,850 specifically provided for in the allowance for doubtful accounts.

Note C - INVENTORIES

     Inventories consist of the following:

                                March 27, 1999      June 27, 1998

Raw materials                     $ 3,794,131        $ 4,604,615
Work in process                       646,518          1,215,552
Finished goods                        318,247            320,480

                                  $ 4,758,896        $ 6,140,647

Note D - EARNINGS PER SHARE

     The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                         Three Months Ended
                                     March 27,       March 28,
                                       1999            1998
Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,543,309       3,280,300

Effect of dilutive
 securities:
  Stock options                        81,871         140,924
  Contingently issuable shares           -             47,022

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,625,180       3,468,246


                                         Nine Months Ended
                                     March 27,       March 28,
                                       1999            1998

Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,538,399       3,257,124

Effect of dilutive
 securities:
  Stock options                        84,640         148,606
 Contingently issuable shares            -             15,674

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,623,039       3,421,404


Note E - ACQUISITION OF NEW YORK OPERATION

     Effective January 1, 1998, Miller acquired all of the issued and outstanding shares of common stock of United Structures, Inc.
("United"), a New York corporation. United is engaged in the business of designing, manufacturing and marketing factory-built structures primarily for the telecommunications industry. The purchase price ("minimum purchase price"), including direct acquisition costs, consisted of cash of $3.1 million and assumed liabilities of $4.1 million. In addition to the minimum purchase price, Miller agreed to pay the seller a contingent purchase price
("contingent purchase price"), payable in shares of Miller's common stock, based on United's earnings for the six-month period ended June
27, 1998. United's earnings for the six-month period ended June 27, 1998 exceeded the targeted amount and, accordingly, on September 4, 1998 Miller paid the maximum additional contingent purchase price of $2,250,000 (227,082 shares of Miller's common stock). The contingent purchase price was recorded as additional goodwill. The acquisition of United was accounted for using the purchase method and United's operating results have been included in Miller's consolidated financial statements since the acquisition date of January 1, 1998.
The following unaudited pro forma financial information for the nine-months ended March 28, 1998 was developed assuming United had been acquired at the beginning of the 1998 fiscal year. The unaudited pro forma earnings per share (basic and diluted) reflect the issuance of 227,082 additional shares as though these shares were issued and outstanding during the period.

                                        Nine Months Ended
                                          March 28, 1998

Net sales                                  $ 45,018,000

Net income                                    1,592,000

Earnings per share:
  Basic                                             .46
  Diluted                                           .44

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


Financial Condition - March 27, 1999 compared to June 27, 1998

     At March 27, 1999, Miller's working capital was $10,750,734 compared to $8,610,205 at June 27, 1998. The working capital ratio was 2.8 to 1 at March 27, 1999 and 1.9 to 1 at June 27, 1998.

     Miller has an unsecured bank credit agreement which provides for advances up to $7,000,000 through November 30, 1999. There were no outstanding borrowings under this credit agreement at March 27, 1999 compared to $3,550,000 at June 27, 1998.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet operating needs.

Results of Operations - Three months ended March 27, 1999 compared to the three months ended March 28, 1998

     As discussed in Note E of Notes to Condensed Consolidated Financial Statements, effective January 1, 1998, Miller acquired United Structures, Inc. ("United") which was accounted for as a purchase transaction. Miller's operating results for the current nine-month period include the operating results of United. Pro forma financial information for last year's first nine months is included in Note E.

     Net sales for the third quarter of fiscal 1999 declined slightly (less than 1%) from the corresponding quarter in fiscal 1998. Net sales for the Structures product line, ("Structures") decreased 27.8% from the third quarter last year. This decrease was primarily the result of decreased production as a result of winter storms and lower backlogs at the Indiana plant, along with the decision to build only Telecom units at the Kansas plant. Net sales for the Telecom product line, ("Telecom") increased 38.4% from the third quarter last year. This increase was the result of Telecom sales at the new Pennsylvania plant and increased Telecom sales at the Kansas plant. The Structures business has rebounded and their backlogs reached a record high in April 1999. This backlog has filled our production capacity for the fourth quarter and well into the first quarter of fiscal 2000. The order rate for the Telecommunications business has recently slowed. The consolidation within the Telecommunication industry has caused a delay of orders with several of our customers. We are also seeing certain companies place a series of smaller orders versus the large orders placed previously, as the Telecommunication companies more closely match shelter orders with site acquisitions. We will shift Structures business to our Telecom plants where practical; this will maintain efficient production levels at the Telecom plants until the current lull in Telecom order activity passes. We believe United and the newly completed Leola, Pennsylvania facility will continue to be strong contributors to Miller's overall profitability during the remainder of fiscal 1999.

     During the three-month period ended March 27, 1999, cost of products sold was 82.6% of net sales compared to 83.6% for the comparable period of fiscal 1998. This decrease is primarily the result of a higher mix of Telecom product which carry a higher gross margin. The decrease in the cost of products sold percentage for the quarter ended March 27, 1999 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expense for the three-month period ended March 27, 1999, decreased 12.3% when compared to the similar period of fiscal 1998. The lower selling, general and administrative expense was generally the result of lower incentive compensation and travel expenses. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended March 27, 1999, were 11.1%, compared to 12.6% in the comparable three-month period in fiscal 1998.

     Interest expense increased $23,023 to $137,050 during the current three-month period compared to the similar period of the prior year. The increase was attributable to higher levels of outstanding debt during the period.

     The provision for income taxes was 35.4% of income before income taxes for the three months ended March 27, 1999 and 38.4% for the comparable three-month period of fiscal 1998. The provision for income taxes was adjusted for anticipated lower state income tax expense for the fiscal year ending July 3, 1999.





Results of Operations - Nine months ended March 27, 1999 compared to the nine months ended March 28, 1998

     Net sales increased $9,771,815 during the first nine months of fiscal 1999 or approximately 25.6% from the corresponding period in fiscal 1998. Net sales for the Structures product line, decreased 14.2% from the first nine months last year. This decrease in Structures net sales was primarily the result of increased product complexity, poor weather conditions, low backlogs and difficulty in hiring qualified personnel at the Indiana plant. In addition, the decision to build only Telecom units at the Kansas plant and softness in the markets served by the Vermont and South Dakota plants also contributed to the decline in Structures net sales. Net sales for the Telecom product line, increased 102.0% from the first nine months last year. This increase was primarily the result of sales at the acquired United operation, Telecom sales at the recently opened Pennsylvania plant and increased Telecom sales at the Kansas plant.


     During the nine-month period ended March 27, 1999, cost of products sold was 82.5% of net sales compared to 81.8% for the comparable period of fiscal 1998. This increase is primarily the result of generally higher overhead costs, costs related to the start-up operation at the Pennsylvania plant and higher overhead costs at United. The increase in the cost of products sold percentage for the nine months ended March 27, 1999 is not necessarily indicative of the trend in cost of sales anticipated in future periods.

     Selling, general and administrative expense for the nine-month period ended March 27, 1999, increased 7.6% when compared to the similar period of fiscal 1998. The higher selling, general and administrative expense was generally the result of the additional administrative costs at the United and Pennsylvania operations and higher overall staffing levels. As a percentage of net sales, selling, general and administrative expenses for the nine-month period ended March 27, 1999, were 10.7%, compared to 12.5% in the comparable nine-month period in fiscal 1998.

     Interest expense increased $248,657 to $458,133 during the current nine-month period compared to the similar period of the prior year. The increase was attributable to higher levels of outstanding debt, which was principally the result of the construction of the new Pennsylvania facility and the acquisition of United.

     The provision for income taxes was 38.0% of income before income taxes for the nine months ended March 27, 1999 and 38.1% for the comparable nine-month period of fiscal 1998.


Accounting and Regulatory Developments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which Miller will be required to adopt in its fiscal 1999 year-end financial statements. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. The new disclosures required by SFAS No. 131 will be effective for Miller's financial statements for the year ending July 3, 1999 and will increase financial disclosures only and have no impact on results of operations or financial position.

Year 2000 Compliance

     Miller is continuing the process of identifying, evaluating, and implementing changes necessary to address the year 2000 issue. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. Miller believes its current systems are year 2000 compliant and, therefore, does not believe the cost of converting any internal systems to be year 2000 compliant will be material to its consolidated financial condition or results of operations. Costs related to the year 2000 issue have been expensed as incurred. Costs incurred to date have been less than $50,000 and management does not believe any material additional costs will be incurred. The year 2000 issue is expected to affect the systems of various entities with which Miller interacts, including customers and vendors. There can be no assurance that the systems of other companies on which Miller's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on Miller. Miller will develop a contingency plan to safeguard Miller's operations in the event that any of Miller's customers or vendors are not year 2000 compliant. In addition, Miller will complete internal testing on all systems to insure year 2000 compliance. Based on information currently available, management believes its systems are year 2000 compliant.


Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended March 27, 1999.







                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: May 10, 1999           \Edward C. Craig
                             Edward C. Craig
                              President and Chief Executive
                              Officer
                              (Principal Executive
                               Officer)



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