Form 10-K
period 1999-07-03
MILLER BUILDING SYSTEMS INC
filed 1999-09-20
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended    July 3, 1999
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, Par Value $.01 Per Share
                         (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock held by nonaffiliated of the registrant, based on the closing price of the stock as reported by the National Association of Securities Dealers' Automated Quotation Systems, on August 27, 1999:
$20,589,883.

As of August 27, 1999, the Registrant had 3,358,393 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K:
     Portions of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, are incorporated into Part III.

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the ability to achieve forecasted production levels through the second quarter of fiscal 2000 with the current backlog of orders, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business and the ability of the Company, its suppliers and its customers to be year 2000 compliant. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Forward-looking statements contained herein are based on reasonable assumptions, any of which could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                              PART I
ITEM 1.   BUSINESS

The Company

     Miller Building Systems, Inc. ("Miller") is the parent of Miller Building Systems of Indiana, Inc., Miller Building Systems of Pennsylvania, Inc., Miller Building Systems of Kansas, Inc., United Structures, Inc.("United"), and Miller Construction Services, Inc. ("Construction Services"). All operations of Miller are conducted through its five wholly owned subsidiaries which design, manufacture, market and service factory-built buildings. Miller has three product lines, Structures, Telecom and Construction Services. The factory-built buildings produced by Structures are modular and mobile buildings, which are generally movable and relocatable, and designed to meet the specialized needs of a wide variety of users. Structures products are sold to independent customers who, in turn, sell or lease to the end users. The Structures division has manufacturing facilities in Elkhart, Indiana; Leola, Pennsylvania; Sioux Falls, South Dakota and Bennington, Vermont. The Telecom division manufactures specialized buildings, which utilize modular construction techniques and pre-cast concrete technology, and are designed principally for customers in the telecommunications industry. Telecom's products are sold directly to the end user. Telecom has manufacturing facilities in Elkhart, Indiana; Binghamton, New York and Leola, Pennsylvania. Miller's Structures and Telecom products are sold throughout the United States. Construction Services provides complete turnkey services from site preparation through setting and installation.

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

     On August 20, 1999, Miller entered into an Asset Purchase Agreement with Andrew Corporation to sell certain assets and the business operations of the Burlington, Kansas facility and assign a lease agreement for the Kansas facility to Andrew Corporation (See Note J of the Notes to Consolidated Financial Statements).

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

     Structures is highly dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller. For the fiscal years ended June 27, 1998 and June 28, 1997, the following customers represented 10% or more of net sales of Miller: Transport International Pool, Inc., d/b/a GE Capital Modular Space, a division of General Electric Capital Corporation ("GE Capital"), represented 13% of Miller's net sales for the fiscal year ended June 27, 1998 and In-Roads, Inc. represented 15% for the fiscal year ended June 28, 1997. There was no Structures customer that represented more than 10% of Miller's net sales for the fiscal year ended July 3, 1999.

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

     Telecom is highly dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller. For the fiscal years ended July 3, 1999 and June 27, 1998, the following customer represented 10% or more of net sales of Miller: Nextel Communication, Inc., represented 13% of Miller's net sales in each of the fiscal years ended July 3, 1999 and June 27, 1998. There was no Telecom customer that represented more than 10% of Miller's net sales for the fiscal year ended June 28, 1997.

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


     In addition to site preparation and installation, Construction Services is developing a full maintenance program, not only for buildings supplied by Miller but any building, whether site built or modular. These maintenance projects, which include roof and fencing repair, have also been completed for businesses outside the customary telecommunication industry, such as buildings utilized by pipelines and power companies. The major maintenance projects are also complemented by a general maintenance program. These programs allow a customer to have routine maintenance and general preventive maintenance on equipment performed by Construction Services while they concentrate on building new sites and servicing their own customers needs.

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

                             General
        (Applicable to all of Miller's principal markets)

Business Segment

     Miller has one reportable segment, designing, manufacturing, marketing and servicing factory-built buildings which includes three product lines:
Structures, Telecom and Construction services.

Sales

     Net sales by product line are as follows:

                                              Years Ended
                                     July 3,    June 27,    June 28,
                                      1999        1998        1997

        Structures                $29,434,708 $31,826,019 $32,144,884
        Telecom                    33,807,292  21,086,105  13,406,757
        Construction Services       2,395,040   1,787,536     735,129

                                  $65,637,040 $54,699,660 $46,286,770

Backlog

     The backlog of orders by market at August 31, 1999 and 1998 was as follows:

                                                1999             1998

     Structures                             $10,551,000      $ 5,877,000
     Telecom                                  9,749,000        9,794,000
     Construction Services                      697,000          232,000

        Total                               $20,997,000      $15,903,000

    The increase in the Structures' backlog is the result of an order for approximately $4,050,000 from a customer to build portable hospitality suites. These suites will be built in the Elkhart, Indiana facility during the second and third quarters of Miller's fiscal year 2000. The slight decline in the Telecom backlog relates to a slow order rate during the third and fourth quarters of Miller's last fiscal year, as consolidation within the industry caused a delay in orders with several of our customers. The $21 million backlog level is the highest in Miller's history and should provide the basis to achieve forecasted production levels through the second quarter of fiscal 2000; however, management believes it is too early to determine whether this current business activity will extend to the second half of fiscal 2000.

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

Seasonality

    Historically, Miller's subsidiaries have experienced greater sales during the first and fourth fiscal quarters with lesser sales during the second and third fiscal quarters. This reflects the seasonality of sales for products used in various applications, including classrooms and other educational buildings, and also the impact of weather on general construction related activities. See unaudited interim financial information contained in Note K of Notes to Consolidated Financial Statements.

Employees

    As of August 31, 1999, Miller and its subsidiaries had approximately 442 employees of which approximately 337 were direct production employees.

Engineering and Design

    Miller's subsidiaries engage in extensive engineering and design work to meet customers' requirements, as well as to prepare bid proposals for new projects. Engineering and design functions include structural, electrical, and mechanical design and specifications work.

ITEM 2.  PROPERTIES

    The principal office and production facilities of Miller and its subsidiaries consist of the following:

                   Approximate Square Footage

Location           Total    Production   Office     Owned or Leased

Elkhart, IN       132,300    112,100     20,200      Owned (1)

Burlington, KS    155,000    150,000      5,000      Capital Lease (2)

Binghamton, NY     55,900     52,400      3,500      Leased (3)

Leola, PA         113,100    103,400      9,700      Owned

Sioux Falls, SD    36,100     34,200      1,900      Leased (4)

Bennington, VT     28,900     27,000      1,900      Owned
________________  _______    _______     ______
Total approximate
square footage    521,300    479,100     42,200

(1) Structures and Telecom administrative, sales, engineering and manufacturing facilities. The Executive offices of Miller are also at this location.

(2) On August 20, 1999, Miller entered into an Asset Purchase Agreement with Andrew Corporation to sell certain assets and the business operations of the Burlington, Kansas facility and assign a lease agreement for the Kansas facility to Andrew Corporation (See Note J of the Notes to Consolidated Financial Statements).

(3) Leased until December 31, 2002 with a five-year renewal option and an option to purchase the facility after February 28, 2000.

(4)      Leased until April 15, 2000 with a three-year renewal option.

ITEM 3.  LEGAL PROCEEDINGS

         Neither Miller or its operating subsidiaries are subject to any material pending litigation other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

         Edward C. Craig (age 64) became the Chief Executive Officer of Miller effective on July 3, 1994, was elected President of Miller on August 11, 1994 and on July 1, 1999 was elected Chairman of the Board of Directors of Miller. From July 1991 until April 1994, Mr. Craig was President and Chief Executive Officer of IBG, a modular housing company. From April 1986 to July 1991, Mr. Craig was President of Ryland Building Systems, a division of Ryland Homes, Inc.

         Rick J. Bedell (age 47) became the Executive Vice President of Miller effective July 1, 1998. Mr. Bedell joined Miller in January 1989 as a Corporate Sales Manager and became Vice President and General Manager of the Western Division in February 1990. In November 1996, he became Vice President of Miller's Kansas operation. Previously, Mr. Bedell worked for Modulaire Industries, PBS Building Systems, Inc. and Meridian Corporation in various management positions.

         Thomas J. Martini (age 51) became the Vice President of Finance of Miller in July 1994. Mr. Martini was elected Secretary and Treasurer of Miller on April 28, 1992 and has been the Chief Financial Officer of Miller since February 1991.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Miller's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation (NASDAQ) system under the ticker symbol "MBSI." The following table sets forth the quarterly range of high and low sales prices for these securities as reported on the NASDAQ National Market System for the two most recent fiscal years.

                               Fiscal 1999         Fiscal 1998
                               High     Low        High     Low

         1st Quarter          10 1/16  6 1/2      10 1/16  5 1/2
         2nd Quarter           8 1/2   5 1/8        9 3/4   8 1/4
         3rd Quarter           8 3/4   6           10 3/4   9
         4th Quarter           8 3/4   5 1/8       10 3/4   9 5/8

         As of August 27, 1999, Miller estimates there were approximately 1,300 stockholders of Miller's Common Stock. Of this total, approximately 130 were stockholders of record and shares for approximately 1,170 stockholders were held in street name. Harris Trust & Savings Bank, Chicago, is Miller's Transfer Agent and Registrar.

         Miller did not pay cash dividends on its Common Stock from fiscal 1994 through fiscal 1999 as the Board of Directors ceased the payment of dividends in
the third fiscal quarter of 1993.   Miller does not intend to pay cash dividends
in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.
                                              Years Ended
                           July 3,   June 27,   June 28,   June 29,    July 1,
                            1999       1998       1997       1996       1995
(In thousands,
   except per share data)

Net sales                 $65,637    $54,700    $46,287    $37,858    $41,455
Net income                  2,548      2,140      1,574        486        320
Earnings per common share:
  Basic                       .72        .65        .50        .16        .10
  Diluted                     .71        .62        .47        .16        .10

Total assets               32,775     30,478     19,813     16,920     16,522
Long-term debt, less
 current maturities         5,277      6,094      1,357      1,270      1,385

(A) Net sales (in thousands) for fiscal years 1999 and 1998 include $15,440 and $7,523, respectively, for United, which was acquired January 1, 1998 (see Note I of Notes to Consolidated Financial Statements). Net sales (in thousands) for fiscal years ended 1997, 1996 and 1995 include $1,636, $5,787 and $6,414, respectively, of Miller's California subsidiary which was sold on October 21, 1996. Net sales
         (in thousands) for fiscal 1997 include $2,139 for the Kansas facility which commenced operations in January 1997.

(B) Miller's operating results for fiscal years 1999, 1996 and 1995 were adversely impacted by nonrecurring items (in thousands) of $107, $358 and $361, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

         Net sales increased $10.9 million, or 20%, in fiscal 1999 from the corresponding period in fiscal 1998. Structures reported a $2.4 million, or a 7.5%, decrease in net sales during fiscal 1999. This decrease in net sales was primarily the result of increased product complexity, poor weather conditions, spotty backlogs and difficulty in hiring qualified personnel at the Indiana plant. In addition, the decision to build only Telecom units at the Kansas plant and softness in the markets served by the Vermont plant also contributed to the decline in Structures' net sales. Telecom's net sales increased $12.7 million, or 60%, during fiscal 1999. This increase was primarily the result of sales at the acquired United operation, Telecom sales at the new expanded Pennsylvania plant facilities and increased Telecom sales at the Kansas plant.

         Miller's gross profit during the 1999 fiscal year was 18.3% of net sales as compared to 18.8% in fiscal 1998. The decline in gross profit is primarily the result of generally higher overhead costs, costs related to the start-up operation at the Pennsylvania plant and higher overhead costs at the Indiana plant.

         Selling, general and administrative expenses increased $.6 million in fiscal 1999. These expenses were 10.9% of net sales in fiscal 1999 compared to 12% of net sales in fiscal 1998. The increase in selling, general and administrative expense was primarily the result of the addition of administrative expense at the United and Pennsylvania operations and higher overall staffing levels. These were partially offset by lower performance-based compensation.

         The increase in interest expense in fiscal 1999 compared to fiscal 1998 of $281,645 was primarily the result of higher levels of outstanding debt, which was principally the result of the construction of an expansion of the Pennsylvania plant facilities and debt incurred to finance the acquisition of United.

         During the fiscal year ended July 3, 1999, Miller recognized nonrecurring expenses of $107,366 which related to costs associated with the terminated efforts to explore possible merger and acquisition opportunities. After careful review of several opportunities, the Board of Directors concluded that the best options for Miller's stockholders was for Miller to remain focused on its operations with the intent of continuing the profitable growth exhibited by the past several years, while remaining open to an attractive merger opportunity.

         During fiscal 1999, Miller recorded an income tax provision of $1,634,000 or 39% of pre-tax income compared to an income tax provision of $1,306,000 or 38% of pre-tax income in fiscal 1998. The effective tax rate varies from year to year depending on the levels of income in states where Miller is subject to state income tax.

Fiscal 1998 Compared to Fiscal 1997

         Net sales increased $8.4 million or 18.2% in fiscal 1998 from the corresponding period in fiscal 1997. Structures reported a $.3 million, or approximately a 1% decrease in net sales during fiscal 1998. The decrease in net sales was primarily the result of lower sales in the Eastern markets which were bolstered in the prior year by several large contracts, and the decline in sales related to the California plant which was closed after the first quarter of fiscal 1997. The California operation had net sales of $1.6 million in fiscal 1997. Telecom's net sales increased $7.7 million, or nearly 57% during fiscal 1998. Nearly all of the net sales gain in Telecom related to sales from United which was acquired January 1, 1998. Net sales for United for the six months ended June 27, 1998 were $7.5 million. During fiscal 1998, Telecom's business was soft as the telecommunications industry slowed their shelter orders. The industry concentrated on generating revenue by placing existing infrastructure in service. These factors led to the small increase in Telecom sales, excluding United for fiscal 1998.

         Miller's gross profit during the 1998 fiscal year was 18.8% of net sales which was a slight decrease from the 19.4% in fiscal 1997. During fiscal 1998, improved margins from United's lightweight, rooftop telecommunications shelters, partially offset a decline in Structures' gross profit related to the decline in higher margin custom projects. The gross profit from Telecom's concrete shelter business in fiscal 1998 remained relatively unchanged from fiscal 1997.

         Selling, general and administrative expenses increased $.3 million in fiscal 1998. These expenses were 12% of net sales in fiscal 1998 compared to 13.6% of net sales in fiscal 1997. The increase in administrative expense was primarily the result of the addition of administrative expense at United. The increased administrative expenses at United were partially offset by lower administrative expenses at the closed California operation and lower performance-based compensation.

         The increase in interest expense in fiscal 1998 compared to fiscal 1997 of $134,771 was primarily the result of higher interest rates and higher debt outstanding on the revolving line of credit. The Company funded the construction of the Pennsylvania plant and the acquisition of United through its line of credit until permanent long-term financing was put in place.

         During fiscal 1998, Miller recorded an income tax provision of $1,306,000 or 38% of pre-tax income compared to an income tax provision of $1,006,000 or 39% of pre-tax income in fiscal 1997. The effective tax rate varies from year to year depending on the levels of income in states where Miller is subject to state income tax.

Liquidity and Capital Resources

         Miller's working capital at July 3, 1999 was $10,472,268 compared to $8,610,205 at June 27, 1998. The working capital ratio at July 3, 1999 and June 27, 1998 was 2.3 to 1 and 1.9 to 1, respectively.

         For the fiscal year ended July 3, 1999, Miller's operating activities provided net cash of $3,426,796. Increases in cash from operating activities consisted primarily of net income, depreciation and amortization, decreases in inventories and an increase in accounts payable. These increases were primarily offset by the $1.7 million increase in receivables. Miller's investing activities used net cash of $236,104. Capital expenditures of $1.2 million consisted principally of the Pennsylvania plant addition which was financed with the $1.1 million in unexpended industrial revenue bond proceeds obtained for the project. Miller's financing activities used net cash of $3,246,809. Financing cash flows consisted of $774,316 in payments on long-term debt, $1,550,000 in net payments on the line of credit and $994,243 cash expended for the purchase of treasury stock. The net decrease in cash and cash equivalents for the fiscal year ended July 3, 1999 was $56,117 which resulted in cash and cash equivalents at the end of the year of $55,503.

         An unsecured revolving credit agreement with a bank makes available advances up to $7,000,000 through November 30, 1999. Miller expects to renew this credit facility. There was $2,000,000 outstanding on the revolving credit line at July 3, 1999 and $3,550,000 at June 27, 1998.

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

Year 2000 Compliance

         Miller is continuing the process of identifying, evaluating, and implementing changes to computer programs necessary to address the Year 2000 issue. This issue affects computer systems that have date-sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. Miller believes its current computer hardware and software programs are Year 2000 compliant and, therefore, does not believe the cost of converting all internal systems to be Year 2000 compliant will be material to its consolidated financial condition or results of operations. Costs related to the Year 2000 issue are being expensed as incurred. Costs incurred to date have been less than $50,000 and management does not believe any material additional costs will be incurred.

         Management has initiated a program to prepare Miller's manufacturing and facility systems for the Year 2000. Miller is actively engaged in testing and fixing applications such as security, environmental, desktop computers and production equipment to ensure they are Year 2000 ready. Miller currently does not expect remediation costs to be material nor does it expect any significant interruption to its operations because of Year 2000 problems. Miller's products do not have Year 2000 readiness issues because they do not contain date-sensitive functions.

         Miller is in the process of contacting all third parties with which it has significant relationships, to determine the extent to which Miller could be vulnerable to failure by any of them to obtain Year 2000 compliance. Some of Miller's major suppliers, customers and financial institutions have confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999, although many have only indicated that they have Year 2000 readiness programs. To date, Miller is not aware of any significant third parties with a Year 2000 issue that could materially impact Miller's operations, liquidity or capital resources. However, Miller has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

         Miller will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that Miller's assessment of its third party vendors and suppliers will be accurate. Some of the potential worst-case scenarios that could occur include:
(1) corruption of data in Miller's internal systems; (2) failure of infrastructure services provided by government agencies; and (3) health, environmental and safety issues relating to Miller's facilities. If any of these situations were to occur, Miller's operations in certain areas could be temporarily interrupted. Miller intends to develop Year 2000 contingency plans for continuing operations in the event such problems arise. Miller has operations around the country and is considering shifting operations to different facilities if there are interruptions to operations in a particular region.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         AND FINANCIAL STATEMENT SCHEDULE

1.       Financial Statements:
         Report of Independent Accountants .................................. 14
         Consolidated Balance Sheets at July 3, 1999 and June 27, 1998 ...... 15
         Consolidated Statements of Income for the years ended
           July 3, 1999, June 27, 1998 and June 28, 1997 .................... 17
         Consolidated Statements of Stockholders' Equity for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 .............. 18
         Consolidated Statements of Cash Flows for the years ended
           July 3, 1999, June 27, 1998 and June 28, 1997 .................... 20
         Notes to Consolidated Financial Statements ......................... 21

2.       Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 .............. 33

         Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.





                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Miller Building Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miller Building Systems, Inc. and its subsidiaries at July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 3, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                          PricewaterhouseCoopers LLP


South Bend, Indiana
July 30, 1999, except as to the information presented in Notes C and J for which the date is August 20, 1999












               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS




                                                        July 3,       June 27,
                                                         1999           1998

                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   55,503     $   111,620
  Receivables, less allowance for doubtful
    receivables of $48,000 in 1999 and
    $50,000 in 1998                                  12,837,571      11,126,444
  Refundable income taxes                                16,200          20,000
  Inventories                                         5,502,052       6,140,647
  Deferred income taxes                                 218,000         230,000
  Other current assets                                  143,984         204,107

      TOTAL CURRENT ASSETS                           18,773,310      17,832,818




PROPERTY, PLANT AND EQUIPMENT
  Land                                                1,106,156       1,106,156
  Buildings and leasehold improvements                8,429,844       7,962,454
  Machinery and equipment                             5,426,620       5,084,595
                                                     14,962,620      14,153,205
    Less, Accumulated depreciation
      and amortization                                5,731,885       5,141,452

      PROPERTY, PLANT AND EQUIPMENT, NET              9,230,735       9,011,753


Unexpended industrial revenue bond proceeds                -          1,115,854

Deferred compensation plan investments                  417,143         248,537

Excess acquisition costs over fair value of acquired
  net assets, net of accumulated amortization of
  $210,879 in 1999 and $63,446 in 1998                4,159,600       2,058,409

Other assets                                            194,398         210,754


      TOTAL ASSETS                                  $32,775,186     $30,478,125









     The accompanying notes are a part of the consolidated financial statements.










                                                        July 3,       June 27,
                                                         1999           1998

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                              $ 2,000,000    $ 3,550,000
  Current maturities of long-term debt                   806,119        762,900
  Accounts payable                                     3,954,923      3,246,373
  Accrued income taxes                                   132,635         17,469
  Accrued expenses and other                           1,407,365      1,645,871

      TOTAL CURRENT LIABILITIES                        8,301,042      9,222,613

Long-term debt, less current maturities                5,276,854      6,094,389

Deferred compensation liability                          417,143        248,537

Deferred income taxes                                    310,000        316,000

Other                                                     13,300         15,276

      TOTAL LIABILITIES                               14,318,339     15,896,815

COMMITMENTS AND CONTINGENCIES - Note H

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value,
    50,000 shares authorized, none issued                   -              -
  Common stock, $.01 par value, 7,500,000 shares
    authorized, 4,250,630 and 4,023,548 shares
     issued in 1999 and 1998, respectively                42,506         40,235
  Additional paid-in capital                          13,847,920     11,600,191
  Retained earnings                                    8,325,154      5,770,243
                                                      22,215,580     17,410,669

    Less, Treasury stock, at cost                      3,758,733      2,829,359

      TOTAL STOCKHOLDERS' EQUITY                      18,456,847     14,581,310

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $32,775,186    $30,478,125












                   (This page intentionally left blank.)



               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME




                                                    Years Ended
                                       July 3,        June 27,         June 28,
                                        1999            1998             1997

NET SALES                           $65,637,040     $54,699,660     $46,286,770

Costs and expenses:
 Cost of products sold               53,655,356      44,434,537      37,323,073
 Selling, general and
    administrative                    7,139,735       6,568,481       6,286,184
 Provision for doubtful receivables       7,656          54,881          51,293
 Gain on sale of property
    and equipment                        (4,402)        (63,628)         (3,667)
 Interest expense                       571,701         290,056         155,285
 Interest income                        (22,402)        (30,719)       (105,226)
 Nonrecurring item                      107,366            -               -

      INCOME BEFORE
          INCOME TAXES                4,182,030       3,446,052       2,579,828

Income taxes                          1,634,000       1,306,000       1,006,000

       NET INCOME                   $ 2,548,030     $ 2,140,052     $ 1,573,828


Earnings per share of common stock:
    Basic                                $  .72          $  .65          $  .50
    Diluted                              $  .71          $  .62          $  .47


Shares used in the computation of
  earnings per share:
    Basic                             3,535,435       3,268,344       3,157,706
    Diluted                           3,610,082       3,474,706       3,316,132








The accompanying notes are a part of the consolidated financial statements.



               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                      Additional                                          Total
                                                  Common Stock         Paid -in    Retained      Treasury Stock       Stockholders'
                                               Shares       Amount     Capital     Earnings     Shares     Amount        Equity
BALANCE, JUNE 30, 1996                       4,023,548   $   40,235  $11,454,903  $2,048,824   922,585  $(3,139,374)  $10,404,588

  Treasury stock acquired                         -            -            -           -       45,730     (351,063)     (351,063)

  Exercise of stock options using
     treasury stock                               -            -            -        (26,063) (162,200)     576,403       549,800

  Net income                                      -            -            -      1,573,828      -            -        1,573,828

BALANCE, JUNE 28, 1997                       4,023,548       40,235   11,454,903   3,596,049   806,115   (2,914,034)   12,177,153

  Treasury stock acquired                         -            -            -           -       39,312     (381,967)     (381,967)

  Exercise of stock options using
     treasury stock                               -            -            -         34,142  (125,100)     466,642       500,784

  Tax benefit arising from exercise
     of stock options                             -            -         145,288        -         -            -          145,288

  Net income                                      -            -            -      2,140,052      -            -        2,140,052

BALANCE, JUNE 27, 1998                       4,023,548       40,235   11,600,191   5,770,243   720,327   (2,829,359)   14,581,310

  Issuance of common stock in connection
     with business acquisition                 227,082        2,271    2,247,729        -         -            -        2,250,000

  Treasury stock acquired                         -            -            -           -      178,410     (994,243)     (994,243)

  Exercise of stock options using
     treasury stock                               -            -            -          6,881   (16,500)      64,869        71,750

  Net income                                      -            -            -      2,548,030      -            -        2,548,030

BALANCE, JULY 3, 1999                        4,250,630     $ 42,506  $13,847,920  $8,325,154   882,237  $(3,758,733)  $18,456,847














    The accompanying notes are a part of the consolidated financial statements.










                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended
                                             July 3,     June 27,     June 28,
                                              1999         1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 2,548,030  $ 2,140,052  $ 1,573,828
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization of
     plant and equipment                      968,772      769,186      636,287
     Amortization of intangible assets
         and deferred bond issuance costs     225,602       51,983       10,293
     Deferred compensation                    168,606      203,790       44,747
     Deferred income taxes                      6,000      294,000      (92,000)
     Other                                     (4,402)     (24,040)      (6,612)
    Changes in certain assets and
      liabilities, net of effect of
      acquisition and disposition
      of businesses:
       Receivables                         (1,711,127)     831,920   (2,591,757)
       Refundable income taxes                  3,800      (20,000)     241,158
       Inventories                            638,595   (1,258,521)    (991,266)
       Other assets                              (314)    (341,184)     (33,196)
       Accounts payable                       708,550      299,813     (431,901)
       Accrued income taxes                   115,166     (947,995)     886,026
       Accrued expenses and other            (240,482)  (1,284,907)     552,530
        Net cash provided by (used in)
           operating activities             3,426,796      714,097     (201,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property
    and equipment                              23,584      457,700        7,250
  Purchase of property, plant
    and equipment                          (1,206,936)  (3,023,732)  (1,123,324)
  Acquisition of business, net of
    $294,576 cash acquired                       -      (2,710,734)        -
  Proceeds from sale of subsidiary               -             -       1,516,390
  Increase in deferred compensation
    plan investments                         (168,606)    (203,790)     (44,747)
  Unexpended industrial revenue
    bond proceeds                           1,115,854   (1,115,854)        -
        Net cash provided by (used in)
          investing activities               (236,104)  (6,596,410)     355,569

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings      28,305,000   26,860,000   14,695,000
  Reduction of short-term borrowings      (29,855,000) (26,280,000) (14,325,000)
  Proceeds from long-term debt                   -       5,500,000         -
  Payments of long-term debt                 (774,316)    (300,635)    (798,655)
  Bond issuance costs                            -        (138,654)        -
  Purchase of treasury stock                 (994,243)    (381,967)    (351,063)
  Proceeds from exercise of stock options      71,750      500,784      549,800
  Tax benefit from stock options
    exercised                                    -         145,288         -
        Net cash provided by (used in)
          financing activities             (3,246,809)   5,904,816     (229,918)
Increase (decrease) in cash and
  cash equivalents                            (56,117)      22,503      (76,212)

CASH AND CASH EQUIVALENTS
  Beginning of year                           111,620       89,117      165,329
  End of year                             $    55,503  $   111,620  $    89,117

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
    Interest, net of capitalized
      interest in 1998                    $   506,416  $   198,435  $   151,783
    Income taxes (net of refunds)           1,509,034    1,839,254      (29,184)

NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Acquisition of United
   Structures, Inc.:
    Liabilities assumed                          -       4,108,000         -
    Unpaid cash portion of
      purchase price                             -         125,000         -
    Issuance of common stock                2,250,000
  Building capitalized under capital
    lease and related capital
    lease obligation                             -            -         979,000
   The accompanying notes are a part of the consolidated financial statements.


Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Miller Building Systems, Inc. ("Miller") is the parent of Miller Building Systems of Indiana, Inc., Miller Building Systems of Pennsylvania, Inc., Miller Building Systems of Kansas, Inc., United Structures, Inc., and Miller Construction Services, Inc. All operations of Miller are conducted through its five wholly owned subsidiaries which design, manufacture, market and service factory-built buildings. Miller has three product lines, Structures, Telecom and Construction Services. The factory-built buildings produced by Structures are modular and mobile buildings, which are generally movable and relocatable, and designed to meet the specialized needs of a wide variety of users. Structures' products are sold to independent customers who, in turn, sell or lease to the end users. The Structures division has manufacturing facilities in Elkhart, Indiana; Leola, Pennsylvania; Sioux Falls, South Dakota and Bennington, Vermont. The Telecom division manufactures specialized buildings, which utilize modular construction techniques and pre-cast concrete technology, and are designed principally for customers in the telecommunications industry. Telecom's products are sold directly to the end user. Telecom has manufacturing facilities in Elkhart, Indiana; Burlington, Kansas; Leola, Pennsylvania and Binghamton, New York. Miller's Structures and Telecom products are sold throughout the United States. Miller Construction Services, Inc. provides complete turnkey services from site preparation through setting and installation.

      The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

      Fiscal Year - Miller's fiscal year is a 52 or 53 week period ending on the Saturday closest to June 30. Fiscal year 1999 included 53 weeks whereas fiscal years 1998 and 1997 each consisted of 52 weeks.

      Principles of Consolidation - The consolidated financial statements include the accounts of Miller Building Systems, Inc. and its wholly owned subsidiaries.

      Business Segments - Miller has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises reporting and disclosure requirements for operating segments. Miller has one reportable segment, designing, manufacturing, marketing and servicing factory-built buildings, which includes three product lines: Structures, Telecom and Construction Services. Net sales by product line are as follows:

                                                Years Ended
                                       July 3,    June 27,    June 28,
                                        1999        1998        1997

          Structures                $29,434,708 $31,826,019 $32,144,884
          Telecom                    33,807,292  21,086,105  13,406,757
          Construction Services       2,395,040   1,787,536     735,129

                                    $65,637,040 $54,699,660 $46,286,770

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

      Note A:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued.

      financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition and Concentration of Credit Risk - Miller recognizes revenues from the sales of its products upon the completion of manufacturing and the transfer of title. One customer individually accounted for 13% of net sales in fiscal 1999, two customers, including the one above, each accounted for 13% of net sales in fiscal 1998 and a third customer accounted for 15% of net sales in fiscal 1997. At July 3, 1999, 24% of receivables is concentrated with Miller's largest customer and at June 27, 1998, 20% of receivables was concentrated with Miller's largest customer.

      Cash and Cash Equivalents - Miller considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

      Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Costs of purchased software and, under certain conditions, internal software development costs are capitalized and are amortized using the straight-line method over sixty months. As of July 3, 1999 and June 27, 1998, capitalized software costs, included with machinery and equipment, (and the related accumulated amortization) aggregated $345,921 ($204,319), and $265,587 ($148,766), respectively. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were $63,933 during the year ended June 27, 1998. No interest was capitalized in fiscal years 1999 and 1997.

      Excess Acquisition Costs over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from 20 to 30 years. The carrying value of goodwill is reviewed, as circumstances warrant, by Miller based on the expected future undiscounted operating cash flows of the related business unit. Miller believes no material impairment of goodwill exists at July 3, 1999.

      Bond Issuance Costs - Bond issuance costs aggregating $230,389, which related to issuance of the industrial revenue bonds, are being amortized using the straight-line method over the terms of the bonds.

      Income Taxes - Deferred income taxes are determined using the liability method.

      Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of potential dilutive common shares outstanding during the reporting period. Shares used in the computation

      Note A:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Concluded.

      of basic and diluted earnings per share ("EPS") are as follows:

                                                1999       1998        1997

      Weighted average number of common
         shares (used for basic EPS)         3,535,435   3,268,344   3,157,706

      Effect of dilutive securities:
         Stock options                          74,647     138,022     158,426
         Contingently issuable
            shares (see Note I)                   -         68,340        -

      Shares used for diluted EPS            3,610,082   3,474,706   3,316,132

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximated their fair value as of July 3, 1999 and June 27, 1998 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of July 3, 1999 and June 27, 1998 based upon terms and conditions currently available to Miller in comparison to the terms and conditions of the outstanding long-term debt. Miller has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Note D). At July 3, 1999 and June 27, 1998, the carrying amount of these policies, which equaled their fair value, was $417,143 and $248,537 respectively.

      Reclassification - Miller's obligations under deferred compensation agreements were previously netted against the related investments used to fund these obligations (see Note D). The consolidated balance sheet at June 27, 1998 and the consolidated statements of cash flows for the years ended June 27, 1998 and June 28, 1997 have been restated to present the investment in life insurance contracts, the obligation under deferred compensation agreements and the related cash flows.

      Note B:                     INVENTORIES.

      Inventories consist of the following:
                                                July 3,          June 27,
                                                 1999              1998

      Raw materials                           $4,369,472       $4,604,615
      Work in process                            885,957        1,215,552
      Finished goods                             246,623          320,480

         Total                                $5,502,052       $6,140,647

      Note C:                       DEBT.

      Short-Term Borrowings

      Miller maintains an unsecured revolving line of credit with a bank. The loan agreement makes available up to $7 million through November 30, 1999. As of July 3, 1999 and June 27, 1998, outstanding borrowings under the loan agreement aggregated $2,000,000 and $3,550,000, respectively. Interest is payable monthly at prime or a margin over the London Interbank Offering Rate ("LIBOR"), depending on the pricing option selected by Miller. At July 3, 1999 and June 27, 1998, the weighted

      Note C:     Debt, Continued.

      average interest rate on outstanding borrowings was 8.00% and 7.47%,
      respectively.   The loan agreement contains, among other provisions,
      certain covenants including: maintenance of a required current ratio, tangible net worth and liabilities to tangible net worth ratio.

      Long-Term Debt

      Long-term debt consists of the following:          July 3,     June 27,
                                                          1999         1998
      Bank term note, payable in monthly installments
        of $50,000 including interest at a variable
        rate, as determined by prime or a margin over
        LIBOR (6.89% at July 3, 1999), final maturity
        in June 2003, unsecured                        $2,059,784   $2,500,000

      Industrial revenue bond, variable rate (3.65%
        at July 3, 1999), principal payable in annual
        installments of $200,000 through June 2004
        and $300,000 thereafter until final maturity
        in June 2010                                    2,800,000    3,000,000

      Industrial revenue bond, variable rate
        (3.65% at July 3, 1999), principal
        payable in annual installments of
        $115,000 with an installment of $120,000
        at final maturity in November 2007              1,040,000    1,155,000

      Capitalized lease, interest imputed at
        5.63%, payable monthly through
        December 2006                                     183,189      202,289

              Total                                     6,082,973    6,857,289

                 Less, Current maturities                 806,119      762,900

              Long-term debt                           $5,276,854   $6,094,389

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

      On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas ("Coffey County") to lease a 155,000 square foot manufacturing facility (the "Kansas facility"). The lease agreement provides for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment is reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller also entered into an agreement with the then current tenant of the property, whereby Miller paid the tenant $750,000 to obtain the property. Miller accounted for

      Note C:     Debt, Concluded.

      this lease transaction as a capital lease whereby Miller recorded the leased property under the capital lease and the related obligation on its balance sheet. At July 3, 1999 and June 27, 1998, the cost of the capitalized lease property was $979,000 and the accumulated amortization was $77,707 in 1999 and $46,230 in 1998.

      At July 3, 1999, the future minimum lease payments under the capitalized lease obligation are as follows:

           Fiscal Years                                       Capitalized
              Ending                                             Lease

                   2000                                        $ 30,000
                   2001                                          30,000
                   2002                                          30,000
                   2003                                          30,000
                   2004                                          30,000
                Thereafter                                       75,000
                                                                225,000
                        Less: Amount representing interest       41,811

                                                               $183,189

      In August 1999, in connection with Miller's sale of certain assets of its Kansas facility and the assignment of the lease agreement for the Kansas facility to the buyer (see Note J), Miller and Coffey County entered into two new lease agreements for the Kansas facility. The first lease agreement, which has a five-year term, provides for the same monthly rent payments and contains five renewal options for additional five-year terms at the same monthly rent. The second lease agreement, which also has a five-year term and provides for the same amount of monthly rent payments, includes a new purchase option (balloon payment) of $175,000 which is reduced up to a maximum of $35,000 per year based upon the attainment of certain annual full-time employee levels. The second lease agreement, which includes the purchase option, is subject to the approval of the Board of Directors of Coffey County. Upon approval of the second lease agreement, the first lease agreement will terminate. At July 3, 1999, the obligation under the capital lease and the related leased asset have not been adjusted for the effect of the new leases and the effect will be recognized in the gain on the sale of the Kansas facility.

      At July 3, 1999, the annual maturities of long-term debt, excluding payments under the capitalized lease, for each of the next five fiscal years are as follows: 2000 - $785,917; 2001 - $819,887; 2002 - $856,309;
      2003 - $857,671 and 2004 - $315,000.

      Note D:     EMPLOYEE BENEFIT PLANS.

      401(k)Savings Plan

      Miller maintains a simplified 401(k) savings plan (the "Plan") for eligible participating employees of Miller. The Plan is a defined contribution plan under which employees may voluntarily contribute a percentage of their compensation. The Plan allows Miller to make


      Note D:     EMPLOYEE BENEFIT PLANS, Concluded.

      discretionary matching contributions before the end of the Plan's calendar year-end. During the years ended July 3, 1999, June 27, 1998 and June 28, 1997, Miller expensed $72,560, $64,408 and $70,796, respectively, under this Plan.

      Non-Qualified Deferred Compensation Plan

      In September 1996, Miller established a non-qualified deferred compensation plan for the benefit of certain of its officers and salaried employees. Miller's obligation under the deferred compensation plan is equal to compensation amounts deferred by employees, employer contributions and investment earnings on such amounts. Miller has established a trust, which is the property of Miller, to fund the obligations under the deferred compensation contracts. The trust has invested the employee deferred amounts and Miller's employer contributions in life insurance contracts. Miller's investment in such insurance contracts is valued using the cash surrender value method and the value of these insurance contracts approximates Miller's obligations under the deferred compensation contracts. Deferred compensation expense aggregated $20,119, $25,557 and $3,229 for fiscal years 1999, 1998 and 1997, respectively.

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

      The following table summarizes stock option activity:

                                           Number        Weighted Average
                                          of Shares       Exercise Price

          Outstanding at June 30, 1996     483,000            $3.87
             Granted                        58,000             6.29
             Exercised                    (162,200)            3.39
          Outstanding at June 28, 1997     378,800             4.45
             Granted                       291,500             9.95
             Canceled                      (15,200)            5.00
             Exercised                    (125,100)            4.00

      Note E:    STOCK COMPENSATION PLANS, Continued.

          Outstanding at June 27, 1998     530,000             7.56
             Granted                        69,500             7.50
             Canceled                      (71,000)            9.77
             Exercised                     (16,500)            4.35
          Outstanding at July 3, 1999      512,000             7.35

          Exercisable at July 3, 1999      316,700             6.59

      Options outstanding at July 3, 1999 are exercisable at prices ranging from $2.50 to $11.25 per share and have a weighted average remaining contractual life of 6.20 years. The following table summarizes information about stock options outstanding at July 3, 1999.

                                  Outstanding                 Exercisable
                      Number       Weighted                Number
                    Outstanding    Average     Weighted  Exercisable  Weighted
         Range of       at        Remaining    Average       at       Average
         Exercise     July 3,    Contractual   Exercise    July 3,    Exercise
          Price        1999         Life        Price       1999       Price

      $2.50 - $4.00   121,000       4.92        $3.42      113,800     $3.43
       4.01 -  5.50     5,000       3.27         5.38        2,000      5.38
       5.51 -  7.00    98,000       3.99         6.24       56,800      6.25
       7.01 -  8.50    95,000       5.92         7.70       26,100      7.45
       8.51 - 10.00    68,000       8.33         9.18       68,000      9.18
      10.01 - 11.25   125,000       8.32        10.85       50,000     10.25

                      512,000                              316,700

      At June 27, 1998 and June 28, 1997, there were exercisable options to purchase 150,100 and 180,600 shares at weighted average exercise prices of $4.85 and $4.00 per share, respectively. The weighted average grant date fair value of options granted during the years ended July 3, 1999, June 27, 1998 and June 28, 1997 were $3.46, $3.53 and $2.89, respectively.
      As of July 3, 1999, 227,200 shares were reserved for the granting of future stock options, compared with 225,700 shares at June 27, 1998. Had Miller adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," Miller's net income and earnings per share would have been:

                                            July 3,     June 27,     June 28,
                                             1999         1998         1997

         Pro forma net income             $2,307,878  $1,881,853   $1,458,654
         Pro forma diluted earnings
             per share                           .66         .56          .44

      The pro forma amounts shown above and the weighted-average grant-date fair value of options granted are estimated using the Black-Scholes option-pricing model with the following assumptions:

         Risk free interest rate               4.68%       5.64%       6.30%
         Expected life                     4.0 years   3.4 years   3.3 years
         Expected volatility                     53%         50%         50%

      Note E:    STOCK COMPENSATION PLANS, Concluded.

      Stock Purchase Plan

      Miller has an employee stock purchase plan under which a total of 500,000 shares of Miller's common stock are reserved for purchase by full-time employees through payroll deductions at a price equal to 85% of the fair market value on the purchase date. Certain restrictions in the plan limit the amount of payroll deductions and the amount of ownership in Miller an employee may acquire under the plan. At July 3, 1999, Miller has not implemented the employee stock purchase plan.

      Note F:     INCOME TAXES

      The provision for income taxes is summarized as follows:

                                                      Years Ended
                                          July 3,       June 27,     June 28,
                                           1999           1998         1997
      Federal:
        Current                         $1,335,000     $ 833,000   $  934,000
        Deferred tax (credit)                5,000       239,000      (71,000)

                                         1,340,000     1,072,000      863,000
      State:
        Current                            293,000       179,000      164,000
        Deferred tax (credit)                1,000        55,000      (21,000)

                                           294,000       234,000      143,000

        Total                           $1,634,000    $1,306,000   $1,006,000

      The provision for income taxes included in the consolidated statements of income differs from that computed by applying the federal statutory tax rate (34%) to income before income taxes as follows:

                                                     Years Ended
                                          July 3,      June 27,     June 28,
                                           1999          1998         1997
      Computed federal income
         tax                            $1,422,000    $1,172,000  $  877,000
      Increase (decrease)
        resulting from:
          State income taxes, net
            of federal income tax
            benefit                        194,000       154,000      94,000
          Other, net                        18,000       (20,000)     35,000

             Total                      $1,634,000    $1,306,000  $1,006,000

      Deferred income taxes reflect the estimated future net tax effects of temporary differences between the carrying amounts of assets and liabili-ties for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability at July 3, 1999 and June 27, 1998 are as follows:


      Note F:     INCOME TAXES, Concluded.

                                                      July 3,     June 27,
                                                       1999         1998
      Current deferred tax asset (liability):
        Receivables                                $ (22,000)    $ (20,000)
        Inventories                                  106,000       110,000
        Accrued warranty                              52,000        42,000
        Other accrued liabilities                     82,000        98,000
          Total                                    $ 218,000     $ 230,000

      Long-term deferred tax asset (liability):
        Receivables                                $(112,000)    $(168,000)
        Property, plant and equipment               (129,000)     (150,000)
        Goodwill                                     (75,000)      (14,000)
        Other                                          6,000        16,000

          Total                                    $(310,000)    $(316,000)

      Note G:     NONRECURRING ITEM.

      During the fiscal year ended July 3, 1999, Miller recognized nonrecurring expenses of $107,366 which related to costs associated with the terminated efforts to explore possible merger and acquisition opportunities.

      Note H:     COMMITMENTS AND CONTINGENCIES.

      Share Repurchase Program

      On June 8, 1999, the Board of Directors authorized the repurchase of up to $2 million of Miller's outstanding common stock. Shares may be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. As of July 3, 1999, Miller has acquired 177,000 shares under the share repurchase program.

      Lease Commitments

      Miller leases two of its manufacturing facilities under noncancellable operating leases expiring through December 2002. The lease for the Sioux Falls, South Dakota facility may be extended at Miller's option. The lease for the Kirkwood, New York facility has an option to renew for an additional five-year term and contains an option to purchase the facility after February 28, 2000. Miller generally is responsible for utilities, taxes and insurance on the leased facilities. Future minimum lease payments under these noncancellable leases aggregate $816,055 and are payable as follows: 2000 - $264,042; 2001 - $220,805; 2002 - $220,805 and
      2003 - $110,403.

      Rental expense under all operating leases aggregated $338,951, $196,277 and $97,654 for the years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively.

      Note H:     COMMITMENTS AND CONTINGENCIES, Concluded.

      Self-Insurance

      Miller is self-insured for the portion of its employee health care costs not covered by insurance. Miller is liable for medical claims up to $40,000 per eligible employee annually, and aggregate annual claims up to approximately $1,169,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect. Miller accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred, but not reported, claims is based on an analysis of historical claims data.

      Note I:     ACQUISITION AND DISPOSITION OF BUSINESSES.

      Acquisition of New York Operation

      Effective January 1, 1998, Miller acquired all of the issued and outstanding shares of common stock of United Structures, Inc. ("United"), a New York corporation. United is engaged in the business of designing, manufacturing and marketing factory-built structures primarily for the telecommunications industry. The purchase price (the "minimum purchase price"), including direct acquisition costs, consisted of cash of $3.1 million and assumed liabilities of $4.1 million. The excess of the minimum purchase price over the fair value of acquired tangible assets aggregated $2.1 million and was allocated to goodwill and is being amortized on a straight-line basis over 30 years. In addition to the minimum purchase price, Miller agreed to pay the seller a contingent purchase price ("contingent purchase price"), which was payable in shares of Miller's common stock, based on United's earnings exceeding a targeted amount for the six-month period ended June 27, 1998. United's earnings for the six-month period ended June 27, 1998 exceeded the targeted amount and, accordingly, on September 4, 1998, Miller paid the maximum additional contingent purchase price of $2,250,000 (227,082 shares of Miller's common stock). The contingent purchase price was recorded as goodwill. The acquisition of United was accounted for using the purchase method and United's operating results have been included in Miller's consolidated financial statements since the acquisition date of January 1, 1998. The following unaudited pro forma financial information for the years ended June 27, 1998 and June 28, 1997 were developed assuming United had been acquired at the beginning of each of the respective fiscal years. The unaudited pro forma earnings per share (basic and diluted) reflect the issuance of 227,082 additional shares issued as contingent purchase price, as though these shares were issued and outstanding during each of the periods presented.

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

      Note I:     ACQUISITION AND DISPOSITION OF BUSINESSES, Concluded.

      The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the respective fiscal periods presented, nor is it indicative of future operating results.

      Disposition of California Operation

      On October 21, 1996, Miller sold all of the issued and outstanding stock of its wholly owned California subsidiary, to MODTECH, Inc. ("Buyer"). The California subsidiary manufactured modular and mobile buildings in Patterson, California. The consideration paid by the Buyer to Miller consisted of a cash purchase price of $1,516,390, which approximated the carrying value of the underlying net assets and, accordingly, there was no gain or loss on the sale. Miller and the Buyer also entered into a three-year lease obligation for certain real property (the "Patterson Property") which lease agreement required the Buyer, as lessee, to pay Miller rental payments of $4,500 per month. On January 16, 1998, with the issuance of an acceptable expanded environmental report on the Patterson Property, Miller and Buyer mutually agreed to cancel the lease agreement, and the Buyer acquired the Patterson Property from Miller for a cash purchase price of $450,000, which resulted in a $37,894 gain on sale of property held for sale.

      In connection with this sale transaction, Miller entered into a non-competition agreement with the Buyer which provides that Miller will not, at any time within a five-year period following closing, engage in any business that manufactures and markets the products which were previously manufactured by Miller's former California subsidiary in the states of California, Nevada and Arizona.

      Note J:     SUBSEQUENT EVENTS.

      On August 20, 1999, Miller entered an Asset Purchase Agreement with Andrew Corporation (the "Buyer") to sell certain assets used in the business operations of its Kansas facility. The Asset Purchase Agreement also provides for the assignment of Miller's lease of its Kansas facility (see Note C). The purchase price consisted of $3.5 million from the Buyer plus the Buyer's assumption of certain liabilities of the Kansas operation. The $3.5 million consisted of a $1.0 million base purchase price, which was paid at closing on August 20, 1999, and a contingent purchase price of $2.5 million to be paid by the Buyer to Miller upon the assignment and transfer of a lease agreement for the Kansas facility. The assignment and transfer of the lease agreement for the Kansas facility by Miller to the Buyer is subject to approval by the lessor, Coffey County. The assignment and transfer must occur no later than May 31, 2000. Miller expects to report a pre-tax gain on the sale of the Kansas business operations and assets of approximately $1.8 million in fiscal 2000.

      Note K:     UNAUDITED INTERIM FINANCIAL INFORMATION.

      Presented below is certain selected unaudited quarterly financial information for the years ended July 3, 1999 and June 27, 1998:

                         Net          Gross         Net    Earnings Per Share
                        Sales        Profit       Income     Basic  Diluted
        1999:
        Fourth       $17,694,243   $3,613,760    $834,796     $.24    $.23
        Third         14,325,764    2,489,854     490,507      .14     .14
        Second        16,400,935    2,806,420     545,163      .15     .15
        First         17,216,098    3,071,650     677,564      .19     .19

        1998:
        Fourth       $16,528,679   $3,312,056    $919,497     $.28    $.25
        Third         14,449,832    2,368,307     278,980      .08     .08
        Second        10,405,750    1,956,890     315,351      .10     .09
        First         13,315,399    2,627,870     626,224      .19     .18

      The sum of quarterly diluted earnings per share for the four quarters of fiscal 1998 may not equal annual diluted earnings per share due to the effect of dilutive securities.









        MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  Col. A                    Col. B         Col. C            Col. D     Col. E
                                     Additions  Additions
                          Balance at Charged to Charged to             Balance
                          Beginning  Costs and  Other                  at End
 Description              of Period  Expenses   Accounts   Deductions  of Period



Year ended July 3, 1999:

 Allowance for
  doubtful receivables    $ 50,394   $  7,656   $    -     $ 10,048(A) $ 48,002


Year ended June 27, 1998:

 Allowance for
  doubtful receivables    $ 48,239   $ 54,881   $    -     $ 52,726(A) $ 50,394

Year ended June 28, 1997:

 Allowance for
  doubtful receivables    $ 53,605   $ 51,293   $    -     $ 56,659(A) $ 48,239


(A)   Uncollectible accounts written off.








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

                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following consolidated financial statements and financial statement schedule are included in Item 8 herein.

    (1) Financial Statements:

   Report of Independent Accountants

   Consolidated Balance Sheets at July 3, 1999 and June 27, 1998

   Consolidated Statements of Income for the years ended July 3, 1999, June 27, 1998 and June 28, 1997

   Consolidated Statements of Stockholders' Equity for the years ended July 3, 1999, June 27, 1998 and June 28, 1997

   Consolidated Statements of Cash Flows for the years ended
   July 3, 1999, June 27, 1998 and June 28, 1997

   Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedule:

   II - Valuation and Qualifying Accounts

    (3) Exhibits - See Index to Exhibits

(b)     Reports on Form 8-K filed:

        No reports on Form 8-K were filed by the registrant in the last quarter of the 1999 fiscal year.




            MILLER BUILDING SYSTEMS, INC., AND SUBSIDIARIES

                          INDEX TO EXHIBITS

Exhibit
Number  Description of Exhibit

10.70  Second Amendment to Employment Agreement between Registrant and Edward
       C. Craig, dated September 22, 1998.

10.71 Asset Purchase Agreement between Registrant and Andrew Corporation, dated August 20, 1999.

10.72 Trust Agreement for the Executive Deferred Compensation Plan, dated September 12, 1996.

21     Subsidiaries of the Registrant

23     Consent of Independent Accountants

27     Financial Data Schedule

The exhibits listed below are filed as part of this report and incorporated by reference as indicated.

 3.1   Certificate of Incorporation, as amended (a)

 3.2   By-Laws, as amended (a) (b) (d) (f) (h) (I) (k)

 4.1   Specimen Common Stock Certificate

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

10.49    Miller Building Systems, Inc. 401(k) Plan (m)

10.53 1994 Stock Option Plan adopted by the Registrant's stockholders on October 25, 1994 and Form of Option Agreement (n)

10.57 Employment agreement between Registrant and Edward C. Craig, dated February 29, 1996 (p) (I)

10.58 Lease agreement between the Board of County Commissioners of Coffey County, Kansas dated August 12, 1996 with respect to property located in Burlington, Kansas (p)

10.59 Agreement between Registrant and American Quality Manufacturing, Inc. dated July 25, 1996, to vacate the leased property located in Burlington, Kansas (p)

10.60 Lease agreement between Toboll Property Limited Partnership and Miller Structures, Inc. dated May 21, 1996, with respect to the lease of land in Sioux Falls, South Dakota (p)

10.64 Stock Purchase Agreement, dated February 27, 1998, between Registrant and David Newman and Marc Newman to purchase all of the issued and outstanding shares of capital stock of United Structures, Inc., a New York Corporation (q)

10.65 1997 Stock Option Plan adopted by the Registrant's stockholders on November 5, 1997 (r)

10.66 Registration Statement to register 227,082 shares of the Registrants common stock owned by David and Marc Newman (s)

10.67 Third Amendment to Lease Agreement between Toboll Properties Limited Partnership and Sioux Fall Structures, Inc. (now known as Miller Building Systems of South Dakota, Inc.) dated August 20, 1997, with respect to the leased property at Sioux Falls, South Dakota. (t)

10.68    First Amendment to Employment Agreement between Registrant and Edward
         C. Craig, dated October 22, 1997. (t)(I)

10.69 Lease agreement between United Kirkwood, L.L.C. and United Structures, Inc., with respect to the leased property at Kirkwood, New York. (t)

(a)      Registration Statement on Form S-1, as amended (File No. 0-14651)
(b)      Form S-8, Date of Report - October 28, 1987
(c)      Form 8-K, Date of Report - July 20, 1989
(d)      Form 10-K for year ended June 30, 1989
(e)      Form 8-K, Date of Report - January 31, 1990
(f)      Form 10-K for year ended June 30, 1990
(g)      Form 8-K, Date of Report - April 23, 1991
(h)      Form 8-K, Date of Report - May 6, 1991
(i)      Form 8-K, Date of Report - July 25, 1991
(j)      Form 8-K, Date of Report - August 26, 1991
(k)      Form S-8, Date of Report - July 31,1992
(l)      Form 8-K, Date of Report - April 22, 1993
(m)      Form 10-K for year ended June 30, 1993
(n)      Form S-8, Date of Report - Dated December 30, 1994
(o)      Form 10-K, for year ended July 1, 1995
(p)      Form 10-K, for year ended June 29, 1996
(q)      Form 8-K/A-1, Date of Report - February 27, 1998
(r)      Form S-8, Date of Report - March 20, 1998
(s)      Form S-3, Date of Report - August 5, 1998
(t)      Form 10-K, for year ended June 27, 1998

(I)      Indicates a management contract or compensation plan or arrangement.





                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MILLER BUILDING SYSTEMS, INC.


September 20, 1999                              \Edward C. Craig
                                                Edward C. Craig
                                                Chariman, President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date


\Edward C. Craig              Chairman, President,      September 13, 1999
Edward C. Craig               Chief Executive Officer
                              and Director
                              (Principal Executive
                              Officer)

\Thomas J. Martini            Secretary and             September 13, 1999
Thomas J. Martini             Treasurer (Principal
                              Financial and
                              Accounting Officer)


\David E. Downen              Director                  September 13, 1999
David E. Downen


\Steven F. Graver             Director                  September 13, 1999
Steven F. Graver


\William P. Hall              Director                  September 13, 1999
William P. Hall


\Kenneth H. Granat            Director                  September 13, 1999
Kenneth H. Granat


\David H. Padden              Director                  September 13, 1999
David H. Padden


\Jeffrey C. Rubenstein        Director                  September 13, 1999
Jeffrey C. Rubenstein