Form 10-Q
period 1999-10-02
MILLER BUILDING SYSTEMS INC
filed 1999-11-12
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   October 2, 1999

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

              Common Shares, Par Value $.01 Per Share
            3,336,193 Shares Outstanding at November 10, 1999









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











Part I.  Financial Information

Item 1.  Financial Statements


                   MILLER BUILDING SYSTEMS, INC.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                        October 2,      July 3,
                                           1999          1999

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $    83,580   $    55,503
  Receivables                           12,561,837    12,837,571
  Refundable income taxes                      -          16,200
  Inventories                            5,497,349     5,502,052
  Deferred income taxes                    218,000       218,000
  Other current assets                     478,194       143,984

     TOTAL CURRENT ASSETS               18,838,960    18,773,310




PROPERTY, PLANT AND EQUIPMENT, at cost  14,518,428    14,962,620
  Less, Accumulated depreciation and
   amortization                          5,708,524     5,731,885

    PROPERTY, PLANT AND EQUIPMENT, NET   8,809,904     9,230,735



Deferred compensation plan investments     453,412       417,143

Excess acquisition cost over fair
 value of acquired net assets, net       4,114,621     4,159,600

Other assets                               189,569       194,398


     TOTAL ASSETS                      $32,406,466   $32,775,186



See notes to condensed consolidated financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                        October 2,      July 3,
                                           1999          1999

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $   200,000   $ 2,000,000
  Current maturities of long-term debt     814,657       806,119
  Accounts payable                       4,496,159     3,954,923
  Accrued income taxes                     492,535       132,635
  Accrued expenses and other             1,198,607     1,407,365

     TOTAL CURRENT LIABILITIES           7,201,958     8,301,042


Long-term debt, less current maturities  5,148,954     5,276,854

Deferred compensation liabilities          453,412       417,143

Deferred income taxes                      310,000       310,000

Other                                       11,547        13,300

     TOTAL LIABILITIES                  13,125,871    14,318,339



STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value            -             -
  Common stock, $.01 par value              42,506        42,506
  Additional paid-in capital            13,847,920    13,847,920
  Retained earnings                      9,206,906     8,325,154
                                        23,097,332    22,215,580

  Less, Treasury stock, at cost          3,816,737     3,758,733

     TOTAL STOCKHOLDERS' EQUITY         19,280,595    18,456,847

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $32,406,466   $32,775,186



See notes to condensed consolidated financial statements.


           MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended
                                        October 2,   September 26,
                                           1999          1998
Net sales                              $16,883,211   $17,216,098

Costs and expenses:
  Cost of products sold                 13,652,765    14,144,448
  Selling, general and administrative    1,908,330     1,816,224
  Gain on sale of property
     and equipment                        (208,329)          -
  Interest expense                         115,317       158,090
  Other income, principally interest        (7,624)       (7,228)

    INCOME BEFORE INCOME TAXES           1,422,752     1,104,564

Income taxes                               541,000       427,000

    NET INCOME                         $   881,752   $   677,564

Earnings per share of common stock:
    Basic                              $       .26   $       .19
    Diluted                            $       .26   $       .19

Number of shares used in computation
  of earnings per share:
    Basic                                3,360,481     3,533,143
    Diluted                              3,406,391     3,628,843























See notes to condensed consolidated financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended
                                        October 2,   September 26,
                                           1999          1998
Net cash provided by
  operating activities                 $ 1,121,264   $ 1,122,255

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                        (79,552)     (781,097)
    Decrease in unexpended industrial
      revenue bond proceeds                    -         629,427
    Proceeds from sale of property       1,000,000           -
    Increase in deferred compensation
      plan investments                     (36,269)      (31,425)

      Net cash provided by (used in)
        investing activities               884,179      (183,095)

Cash flows (used in)
  financing activities:
    Proceeds from short-term borrowings  5,300,000     7,675,000
    Reduction of short-term borrowings  (7,100,000)   (8,450,000)
    Payments of long-term debt            (119,362)     (110,999)
    Purchase of treasury stock             (58,004)          -
    Proceeds from exercise of
      stock options                            -          31,400

      Net cash provided by (used in)
        financing activities            (1,977,366)     (854,599)

Increase in cash
  and cash equivalents                      28,077        84,561

Cash and cash equivalents:
  Beginning of period                       55,503       111,620

  End of period                        $    83,580   $   196,181


Noncash investing and financing activities:
  Issuance of 227,082 shares of
    common stock in connection
    with business acquisition          $      -      $ 2,250,000



See notes to condensed consolidated financial statements.


                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller" or the "Company"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. The Annual Report on Form 10-K for the year ended July 3, 1999 should be read in conjunction with these statements.

     The July 3, 1999 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note B - BUSINESS SEGMENTS

     Miller has one reportable segment, designing, manufacturing, marketing and servicing factory-built buildings, which includes three product lines: Structures, Telecom and Construction Services. Net sales by product line are as follows:

                                October 2, 1999  September 26, 1998

Structures                        $ 7,784,411        $ 8,277,080
Telecom                             8,439,333          8,478,439
Construction Services                 659,467            460,579

                                  $16,883,211        $17,216,098









Note C - INVENTORIES

     Inventories consist of the following:

                                October 2, 1999      July 3,1999

Raw materials                     $ 4,077,884        $ 4,369,472
Work in process                     1,411,451            885,957
Finished goods                          8,014            246,623

                                  $ 5,497,349        $ 5,502,052


Note D - EARNINGS PER SHARE

     The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                         Three Months Ended
                                    October 2,     September 26,
                                       1999            1998
Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,360,481       3,533,143

Effect of dilutive
  stock options                        45,910          95,700

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,406,391       3,628,843


Note E - SALE OF KANSAS ASSETS

On August 20, 1999, Miller entered into an Asset Purchase Agreement with Andrew Corporation (the "Buyer") to sell certain assets used in the business operations of its Kansas facility. The Asset Purchase Agreement also provides for the assignment of Miller's lease of its Kansas facility. The purchase price consisted of $3.5 million from the Buyer plus the Buyer's assumption of certain liabilities of the Kansas operation. The $3.5 million consisted of a $1.0 million base purchase price, which was paid at closing on August 20, 1999, and a contingent purchase price of $2.5 million which was paid by the Buyer to Miller with the assignment and transfer of a lease agreement for the Kansas facility on November 9, 1999. Miller reported a pre-tax gain on the sale of certain Kansas assets of $208,329 in the quarter ended October 2, 1999. Miller expects to report an additional gain of approximately $1.3 million during the quarter ending January 1, 2000, based on the assignment and transfer of the lease agreement.




Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the ability to achieve forecasted production levels through the second half of fiscal 2000, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business and the ability of the Company, its suppliers and its customers to be year 2000 compliant. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Forward-looking statements contained herein are based on reasonable assumptions, any of which could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Financial Condition - October 2, 1999 compared to July 3, 1999

     At October 2, 1999, Miller's working capital was $11,637,002 compared to $10,472,268 at July 3, 1999. The working capital ratio was 2.6 to 1 at October 2, 1999 and 2.3 to 1 at July 3, 1999.

     Miller has an unsecured bank credit agreement which provides for advances up to $7,000,000 through November 30, 1999 and Miller expects this credit facility will be renewed through November 30, 2000. There was $200,000 of outstanding borrowings under this credit agreement at October 2, 1999 compared to $2,000,000 at July 3, 1999.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet its operating needs.

Results of Operations - Three months ended October 2, 1999 compared to the three months ended September 26, 1998

     Net sales for the first quarter of fiscal 2000 declined slightly (less than 2%) from the corresponding quarter in fiscal 1999. Net sales for the Structures product line, ("Structures") decreased 6.0% from the first quarter last year. This decrease was primarily the result of lower sales at the Kansas operation which was sold on August 20, 1999. Net sales for the Telecom product line, ("Telecom") decreased slightly (less than 1%) from the first quarter last year. This decrease was also the result of lower sales at the Kansas operation, partially offset by increased sales at the United and Pennsylvania Telecom operations. The Structures business remains strong as their backlog is 71% higher than last year at this time. The order rate for the Telecom business has also increased. The Telecom backlog is 61% higher than last year, excluding last year's backlog at the Kansas plant. The current backlogs will provide a solid production base well into Miller's third fiscal quarter. We believe United and the Leola, Pennsylvania Telecom facility will also continue to be strong contributors to Miller's overall profitability during the remainder of fiscal 2000.

     During the three-month period ended October 2, 1999, cost of products sold was 80.9% of net sales compared to 82.2% for the comparable period of fiscal 1999. This decrease is primarily the result of a higher mix of Telecom product, which carry a higher gross profit than Structures products, when compared to the same quarter last year.

     Selling, general and administrative expenses for the three-month period ended October 2, 1999, increased 5.1% when compared to the similar period of fiscal 1999. The higher selling, general and administrative expenses were generally the result of higher incentive compensation, travel expenses and consulting fees. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended October 2, 1999, were 11.3%, compared to 10.5% in the comparable three-month period in fiscal 1999.

     Interest expense decreased $42,773 to $115,317 during the current three-month period compared to the similar period of the prior year. The decrease was attributable to lower levels of outstanding debt during the period.

     The provision for income taxes was 38.0% of income before income taxes for the three months ended October 2, 1999 and 38.7% for the comparable three-month period of fiscal 1999.

Year 2000 Compliance

     Miller is finalizing the process of identifying, evaluating, and implementing changes to computer programs necessary to address the Year 2000 issue. This issue affects computer systems that have date-sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. Miller believes its current computer hardware and software programs are Year 2000 compliant. Costs related to the Year 2000 issue are being expensed as incurred. Costs incurred to date have been less than $50,000 and management does not believe any material additional costs will be incurred.

     Management has completed a program to prepare Miller's manufacturing and facility systems for the Year 2000. Miller has tested and fixed applications such as security, environmental, desktop computers and production equipment to ensure they are Year 2000 ready. Miller currently does not expect any significant interruption to its operations because of Year 2000 problems.
Miller's products do not have Year 2000 readiness issues because they do not contain date-sensitive functions.

     Miller is finalizing the process of contacting all third parties with which it has significant relationships, to determine the extent to which Miller could be vulnerable to failure by any of them to obtain Year 2000 compliance. Some of Miller's major suppliers, customers and financial institutions have confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999, although many have only indicated that they have Year 2000 readiness programs. To date, Miller is not aware of any significant third parties with a Year 2000 issue that could materially impact Miller's operations, liquidity or capital resources. However, Miller has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

     Miller will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that Miller's assessment of its third party vendors and suppliers will be accurate. Some of the potential worst-case scenarios that could occur include: (1) corruption of data in Miller's internal systems; (2) failure of infrastructure services provided by government agencies; and (3) health, environmental and safety issues relating to Miller's facilities. If any of these situations were to occur, Miller's operations in certain areas could be temporarily interrupted. Miller is finalizing its Year 2000 contingency plans for continuing operations where they believe potential problems may arise. These plans would include increasing inventory levels for critical raw materials where we believe suppliers may not be Year 2000 compliant or shift the production if a critical material shortage occurs. Miller has operations around the country and is prepared to shift production to different facilities if there are significant interruptions to operations in a particular region.


Part II.  Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual Meeting of Stockholders held on November 3, 1999, proxies for which were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

     (b)  Matters voted upon at Annual Meeting:
                                                    Votes Cast

                                                For       Withheld
          1. Election of Directors
               Edward C. Craig               2,890,276      95,821
               Steven F. Graver              2,675,901     310,196

          2. Appointment of               For            2,920,315
             PricewaterhouseCoopers LLP   Against           21,500
             As independent accountants   Withheld          44,282


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended October 2, 1999.






                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: November 11, 1999       \Edward C. Craig
                              Edward C. Craig
                              Chairman, President and
                              Chief Executive Officer
                              (Principal Executive
                               Officer)



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