Form 10-Q
period 2000-01-01
MILLER BUILDING SYSTEMS INC
filed 2000-02-02
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   January 1, 2000

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

              Common Shares, Par Value $.01 Per Share
            3,194,198 Shares Outstanding at February 2, 2000









                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets            3-4

             Condensed Consolidated Statements of Income       5

             Condensed Consolidated Statements of Cash Flows   6

             Notes to Condensed Consolidated Financial
              Statements                                      7-9


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       9-12

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                   12

Signatures                                                    13

Index to Exhibits                                             14














Part I.  Financial Information

Item 1.  Financial Statements


                   MILLER BUILDING SYSTEMS, INC.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                        January 1,      July 3,
                                           2000          1999

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $ 2,505,712   $    55,503
  Receivables                           10,601,009    12,837,571
  Refundable income taxes                      -          16,200
  Inventories                            5,571,403     5,502,052
  Deferred income taxes                    218,000       218,000
  Other current assets                     249,022       143,984

     TOTAL CURRENT ASSETS               19,145,146    18,773,310




PROPERTY, PLANT AND EQUIPMENT, at cost  13,544,412    14,962,620
  Less, Accumulated depreciation and
   amortization                          5,788,949     5,731,885

    PROPERTY, PLANT AND EQUIPMENT, NET   7,755,463     9,230,735



Deferred compensation plan investments     587,901       417,143

Excess acquisition cost over fair
 value of acquired net assets, net       4,069,642     4,159,600

Other assets                               181,656       194,398


     TOTAL ASSETS                      $31,739,808   $32,775,186



See notes to condensed consolidated financial statements.
                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                        January 1,      July 3,
                                           2000          1999

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $       -     $ 2,000,000
  Current maturities of long-term debt     786,619       806,119
  Accounts payable                       4,087,743     3,954,923
  Accrued income taxes                      75,510       132,635
  Accrued expenses and other             1,498,519     1,407,365

     TOTAL CURRENT LIABILITIES           6,448,391     8,301,042


Long-term debt, less current maturities  4,767,841     5,276,854

Deferred compensation liabilities          587,901       417,143

Deferred income taxes                      310,000       310,000

Other                                       11,547        13,300

     TOTAL LIABILITIES                  12,125,680    14,318,339



STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value            -             -
  Common stock, $.01 par value              42,506        42,506
  Additional paid-in capital            13,847,920    13,847,920
  Retained earnings                     10,459,473     8,325,154
                                        24,349,899    22,215,580

  Less, Treasury stock, at cost          4,735,771     3,758,733

     TOTAL STOCKHOLDERS' EQUITY         19,614,128    18,456,847

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $31,739,808   $32,775,186



See notes to condensed consolidated financial statements.
           MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended
                                        January 1,   December 26,
                                           2000          1998
Net sales                              $15,536,362   $16,400,935

Costs and expenses:
  Cost of products sold                 12,861,422    13,594,515
  Selling, general and administrative    1,702,290     1,743,263
  Gain on sale of property              (1,225,828)          -
  Interest expense                          91,436       162,994
  Other income, principally interest       (19,917)          -
  Nonrecurring item                        101,391           -
    INCOME BEFORE INCOME TAXES           2,025,568       900,163
Income taxes                               769,000       355,000
    NET INCOME                         $ 1,256,568   $   545,163

Earnings per share of common stock:
    Basic                              $       .38   $       .15
    Diluted                            $       .38   $       .15
Number of shares used in computation
  of earnings per share:
    Basic                                3,301,814     3,537,624
    Diluted                              3,340,920     3,612,489

                                             Six Months Ended
                                        January 1,   December 26,
                                           2000          1998
Net sales                              $32,419,573   $33,617,032

Costs and expenses:
  Cost of products sold                 26,514,187    27,738,963
  Selling, general and administrative    3,610,620     3,559,487
  Gain on sale of property
     and equipment                      (1,434,157)          -
  Interest expense                         206,752       321,084
  Other income, principally interest       (27,540)       (7,228)
  Nonrecurring item                        101,391           -
    INCOME BEFORE INCOME TAXES           3,448,320     2,004,726
Income taxes                             1,310,000       782,000
    NET INCOME                         $ 2,138,320   $ 1,222,726

Earnings per share of common stock:
    Basic                              $       .64   $       .35
    Diluted                            $       .63   $       .34
Number of shares used in computation
  of earnings per share:
    Basic                                3,331,148     3,535,944
    Diluted                              3,373,687     3,622,127

See notes to condensed consolidated financial statements.
                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Months Ended
                                        January 1,   December 26,
                                           2000          1998
Net cash provided by (used in)
  operating activities                 $ 2,666,297   $   (28,967)

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (212,358)     (928,828)
    Decrease in unexpended industrial
      revenue bond proceeds                    -       1,049,763
    Proceeds from sale of property
      and equipment                      3,500,000           -
    Increase in deferred compensation
      plan investments                    (170,758)      (99,660)

      Net cash provided by
        investing activities             3,116,884        21,275

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  6,150,000    15,105,000
    Reduction of short-term borrowings  (8,150,000)  (14,805,000)
    Payments of long-term debt            (351,933)     (341,506)
    Purchase of treasury stock            (986,039)          -
    Proceeds from exercise of
      stock options                          5,000        43,100

      Net cash provided by (used in)
        financing activities            (3,332,972)        1,594

Increase in cash
  and cash equivalents                   2,450,209        (6,098)

Cash and cash equivalents:
  Beginning of period                       55,503       111,620

  End of period                        $ 2,505,712   $   105,522


Noncash investing and financing activities:
  Issuance of 227,082 shares of
    common stock in connection
    with business acquisition          $      -      $ 2,250,000



See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller" or the "Company"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. The Annual Report on Form 10-K for the year ended July 3, 1999 and the Quarterly Report on Form 10-Q for the quarter ended October 2, 1999, should be read in conjunction with these statements.

     The July 3, 1999 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note B - BUSINESS SEGMENTS

     Miller has one reportable segment, designing, manufacturing, marketing and servicing factory-built buildings, which includes three product lines: Structures, Telecom and Construction Services. Year-to-Date net sales by product line are as follows:

                                          Six Months Ended
                                January 1, 2000   December 26, 1998

Structures                       $ 13,615,910        $15,083,013
Telecom                            17,415,102         17,576,396
Construction Services               1,388,561            957,623

                                  $32,419,573        $33,617,032








Note C - INVENTORIES

     Inventories consist of the following:

                                January 1, 2000      July 3,1999

Raw materials                     $ 3,491,809        $ 4,369,472
Work in process                     1,834,153            885,957
Finished goods                        245,441            246,623

                                  $ 5,571,403        $ 5,502,052


Note D - EARNINGS PER SHARE

     The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                         Three Months Ended
                                    January 1,     December 26,
                                       2000            1998
Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,301,814       3,537,624

Effect of dilutive
  stock options                        39,106          74,865

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,340,920       3,612,489

                                          Six Months Ended
                                    January 1,     December 26,
                                       2000            1998
Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,331,148       3,535,944

Effect of dilutive
  stock options                        42,539          86,183

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,373,687       3,622,127





Note E - SALE OF KANSAS ASSETS

On August 20, 1999, Miller entered into an Asset Purchase Agreement with Andrew Corporation (the "Buyer") to sell certain assets used in the business operations of its Kansas facility. The Asset Purchase Agreement also provided for the assignment of Miller's lease of its Kansas facility. The purchase price consisted of $3.5 million in cash from the Buyer plus the Buyer's assumption of certain liabilities of the Kansas operation. The $3.5 million consisted of a $1.0 million base purchase price, which was paid at closing on August 20, 1999, and a contingent purchase price of $2.5 million, which was paid by the Buyer to Miller with the assignment and transfer of a lease agreement for the Kansas facility on November 9, 1999. Miller reported pre-tax gains on the sale of certain Kansas assets of $208,329 in the quarter ended October 2, 1999 and $1,225,828 in the quarter ended January 1, 2000.


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

Financial Condition - January 1, 2000 compared to July 3, 1999

     At January 1, 2000, Miller's working capital was $12,696,755 compared to $10,472,268 at July 3, 1999. The working capital ratio was 3.0 to 1 at January 1, 2000 and 2.3 to 1 at July 3, 1999.

     Miller has an unsecured bank credit agreement which provides for advances up to $8,000,000 through November 30, 2000. There were no outstanding borrowings under this credit agreement at January 1, 2000 compared to $2,000,000 at July 3, 1999.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet its operating needs.
Results of Operations - Three months ended January 1, 2000 compared to the three months ended December 26, 1998

     Net sales for the second quarter of fiscal 2000 declined 5.3% from the corresponding quarter in fiscal 1999. Net sales for the Structures product line ("Structures") decreased 14.3% from the second quarter last year. This decrease was primarily the result of lower sales at the Indiana operation which was prototyping and converting production lines to produce luxury sports suites and the loss of sales at the Kansas operation which was sold on August 20, 1999. Net sales for the Telecom product line ("Telecom") decreased slightly from the second quarter last year. This decrease was primarily the result of lost sales from the Kansas operation, partially offset by increased sales at the United and Pennsylvania Telecom operations. The Structures business remains strong and its third quarter results should be favorably impacted from the full
production of the luxury sports suites.   The order rate for the
Telecom business continues to increase. The Telecom backlog is 56% higher than last year, excluding last year's backlog at the Kansas plant. The current backlogs should provide the basis for Miller to improve fiscal 2000 third quarter sales and earnings over the prior year. We believe United and the Pennsylvania Telecom facility will continue to be strong contributors to Miller's overall profitability during the remainder of fiscal 2000.

     During the three-month period ended January 1, 2000, cost of products sold was 82.8% of net sales compared to 82.9% for the comparable period of fiscal 1999. This difference is not considered material.

     Selling, general and administrative expenses for the three-month period ended January 1, 2000 decreased 2.4% when compared to the similar period of fiscal 1999. The lower selling, general and administrative expenses were generally the result of lower administrative expenses at the sold Kansas operation and lower incentive compensation, partially offset by higher group health and prototyping expenses. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended January 1, 2000 were 11.0%, compared to 10.6% in the comparable three-month period in fiscal 1999.

     During the three-month period ended January 1, 2000, Miller recognized nonrecurring expenses of $101,391 related to costs associated with a discontinued merger opportunity.

     Interest expense decreased $71,558 to $91,436 during the current three-month period compared to the similar period of the prior year. The decrease was attributable to lower levels of outstanding debt during the period.

     The provision for income taxes was 38.0% of income before income taxes for the three months ended January 1, 2000 and 39.4% for the comparable three-month period of fiscal 1999.


Results of Operations - Six months ended January 1, 2000 compared to the six months ended December 26, 1998

     Net sales decreased $1,197,459 during the first six months of fiscal 2000 or approximately 3.6% from the corresponding period in fiscal 1999. Net sales for the Structures product line decreased 9.7% from the first six months last year. This decrease at Structures was primarily the result of lost sales from the sold Kansas facility and lower production levels at the Indiana facility caused by the conversion of the production line to build luxury sports suites. Net sales for the Telecom product line decreased slightly from the first six months last year. This decrease was the primarily the result of lost sales volume from the sale of the Kansas facility, which was partially offset by increased sales at the United and Pennsylvania facilities.

     During the six-month period ended January 1, 2000, cost of products sold was 81.8% of net sales compared to 82.5% for the comparable period of fiscal 1999. This decrease from the comparable period last year is primarily the result of a higher mix of Telecom products, which carry a higher gross profit than Structures products.

     Selling, general and administrative expense for the six-month period ended January 1, 2000 increased 1.4% when compared to the similar period of fiscal 1999. The higher selling, general and administrative expense was generally the result of higher group insurance costs, travel expenses, consulting fees and prototyping expense. As a percentage of net sales, selling, general and administrative expenses for the six-month period ended January 1, 2000 were 11.1%, compared to 10.6% in the comparable six-month period in fiscal 1999.

     Interest expense decreased $114,332 to $206,752 during the current six-month period compared to the similar period of the prior year. The decrease was attributable to lower levels of outstanding debt.

     The provision for income taxes was 38.0% of income before income taxes for the six months ended January 1, 2000 and 39.0% for the comparable six-month period of fiscal 1999.

Year 2000 Compliance

     Miller has completed the process of identifying, evaluating and implementing changes to its computer programs necessary to address the Year 2000 issue. Miller's current computer hardware and software programs are Year 2000 compliant. Costs related to the Year 2000 issue have been expensed as incurred. Costs incurred to date have been less than $50,000 and management does not believe any material additional costs will be incurred.

     Miller has not experienced any significant interruption to its operations because of Year 2000 problems. Miller's products do not have Year 2000 readiness issues because they do not contain date-sensitive functions.

     Miller has completed the process of contacting all third parties with which it has significant relationships, to determine the extent to which Miller could be vulnerable to failure by any of them to be Year 2000 compliant. Miller is not aware of any third parties with a Year 2000 issue that could materially impact Miller's operations, liquidity or capital resources. However, Miller has no means of ensuring that all third parties are Year 2000 compliant and the potential effect of third-party non-compliance is currently not determinable.

     Miller will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems will be detected.


Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended January 1, 2000.




























                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER BUILDING SYSTEMS, INC.
                                           (Registrant)




DATE: February 2, 2000       \Edward C. Craig
                             Edward C. Craig
                              Chairman, President and
                              Chief Executive Officer
                              (Principal Executive
                               Officer)



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