Form 10-Q
period 2000-04-01
MILLER BUILDING SYSTEMS INC
filed 2000-05-12
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   April 1, 2000

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

              Common Shares, Par Value $.01 Per Share
            3,101,898 Shares Outstanding at May 8, 2000









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














Part I.  Financial Information

Item 1.  Financial Statements


                   MILLER BUILDING SYSTEMS, INC.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                          April 1,      July 3,
                                           2000          1999

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $   870,420   $    55,503
  Receivables                           12,690,745    12,837,571
  Refundable income taxes                      -          16,200
  Inventories                            5,488,406     5,502,052
  Deferred income taxes                    218,000       218,000
  Other current assets                     422,934       143,984

     TOTAL CURRENT ASSETS               19,690,505    18,773,310



PROPERTY, PLANT AND EQUIPMENT, at cost  13,449,835    14,962,620
  Less, Accumulated depreciation and
   amortization                          5,816,087     5,731,885

    PROPERTY, PLANT AND EQUIPMENT, NET   7,633,748     9,230,735




Deferred compensation plan investments     665,746       417,143

Excess acquisition cost over fair
 value of acquired net assets, net       4,024,663     4,159,600

Other assets                               179,913       194,398


     TOTAL ASSETS                      $32,194,575   $32,775,186




See notes to condensed consolidated financial statements.
                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                         April 1,       July 3,
                                           2000          1999

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                $       -     $ 2,000,000
  Current maturities of long-term debt     795,890       806,119
  Accounts payable                       3,876,754     3,954,923
  Accrued income taxes                      54,407       132,635
  Accrued expenses and other             2,076,841     1,407,365

     TOTAL CURRENT LIABILITIES           6,803,892     8,301,042


Long-term debt, less current maturities  4,644,079     5,276,854

Deferred compensation liabilities          665,746       417,143

Deferred income taxes                      310,000       310,000

Other                                       11,547        13,300

     TOTAL LIABILITIES                  12,435,264    14,318,339



STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value            -             -
  Common stock, $.01 par value              42,506        42,506
  Additional paid-in capital            13,847,920    13,847,920
  Retained earnings                     11,128,706     8,325,154
                                        25,019,132    22,215,580

  Less, Treasury stock, at cost          5,259,821     3,758,733

     TOTAL STOCKHOLDERS' EQUITY         19,759,311    18,456,847

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $32,194,575   $32,775,186



See notes to condensed consolidated financial statements.
           MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended
                                         April 1,      March 27,
                                           2000          1999
Net sales                              $19,770,814   $14,325,764

Costs and expenses:
  Cost of products sold                 16,387,538    11,835,910
  Selling, general and administrative    2,226,257     1,594,181
  Interest expense                          99,793       137,050
  Other income, principally interest       (23,008)         (884)
    INCOME BEFORE INCOME TAXES           1,080,234       759,507
Income taxes                               411,000       269,000
    NET INCOME                         $   669,234   $   490,507

Earnings per share of common stock:
    Basic                              $       .21   $       .14
    Diluted                            $       .21   $       .14
Number of shares used in computation
  of earnings per share:
    Basic                                3,168,744     3,543,309
    Diluted                              3,209,254     3,625,180

                                             Nine Months Ended
                                         April 1,      March 27,
                                           2000          1999
Net sales                              $52,190,387   $47,942,796

Costs and expenses:
  Cost of products sold                 42,901,725    39,574,872
  Selling, general and administrative    5,836,877     5,153,670
  Gain on sale of property
     and equipment                      (1,434,157)          -

  Interest expense                         306,545       458,133
  Other income, principally interest       (50,548)       (8,112)
  Nonrecurring item                        101,391           -
    INCOME BEFORE INCOME TAXES           4,528,554     2,764,223
Income taxes                             1,721,000     1,051,000
    NET INCOME                         $ 2,807,554   $ 1,713,233

Earnings per share of common stock:
    Basic                              $       .86   $       .48
    Diluted                            $       .84   $       .47
Number of shares used in computation
  of earnings per share:
    Basic                                3,277,013     3,538,399
    Diluted                              3,328,014     3,623,039



See notes to condensed consolidated financial statements.
                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended
                                         April 1,      March 27,
                                           2000          1999
Net cash provided by
  operating activities                 $ 1,892,418   $ 4,180,252

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (357,385)   (1,064,644)
    Decrease in unexpended industrial
      revenue bond proceeds                    -       1,049,763
    Proceeds from sale of property
      and equipment                      3,500,000           -
    Increase in deferred compensation
      plan investments                    (248,603)     (161,214)

      Net cash provided by (used in)
        investing activities             2,894,012      (176,095)

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings  6,750,000    21,155,000
    Reduction of short-term borrowings  (8,750,000)  (24,705,000)
    Payments of long-term debt            (466,424)     (457,349)
    Purchase of treasury stock          (1,510,089)          -
    Proceeds from exercise of
      stock options                          5,000        57,907

      Net cash (used in)
        financing activities            (3,971,513)   (3,949,442)

Increase in cash
  and cash equivalents                     814,917        54,715

Cash and cash equivalents:
  Beginning of period                       55,503       111,620

  End of period                        $   870,420   $   166,335


Noncash investing and financing activities:
  Issuance of 227,082 shares of
    common stock in connection
    with business acquisition          $      -      $ 2,250,000


See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller" or the "Company"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. The Annual Report on Form 10-K for the year ended July 3, 1999 and the Quarterly Report on Form 10-Q for the quarters ended October 2, 1999 and January 1, 2000, should be read in conjunction with these statements.

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


Note B - BUSINESS SEGMENTS

     Miller has one reportable segment, designing, manufacturing, marketing and servicing factory-built buildings, which includes three product lines: Structures, Telecom and Construction Services. Year-to-date net sales by product line are as follows:

                                         Nine Months Ended
                                 April 1, 2000     March 27, 1999

Structures                       $ 23,235,978        $20,835,834
Telecom                            27,147,106         25,677,226
Construction Services               1,807,303          1,429,736

                                  $52,190,387        $47,942,796







Note C - INVENTORIES

     Inventories consist of the following:

                                 April 1, 2000       July 3,1999

Raw materials                     $ 3,822,875        $ 4,369,472
Work in process                     1,233,608            885,957
Finished goods                        431,923            246,623

                                  $ 5,488,406        $ 5,502,052


Note D - EARNINGS PER SHARE

     The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                         Three Months Ended
                                     April 1,        March 27,
                                       2000            1999
Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,168,744       3,543,309

Effect of dilutive
  stock options                        40,510          81,871

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,209,254       3,625,180

                                         Nine Months Ended
                                     April 1,        March 27,
                                       2000            1999
Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,277,013       3,538,399

Effect of dilutive
  stock options                        51,001          84,640

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,328,014       3,623,039







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


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the ability to achieve forecasted production levels through the fourth quarter of fiscal 2000, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Forward-looking statements contained herein are based on reasonable assumptions, any of which could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Financial Condition - April 1, 2000 compared to July 3, 1999

     At April 1, 2000, Miller's working capital was $12,886,613 compared to $10,472,268 at July 3, 1999. The working capital ratio was 2.9 to 1 at April 1, 2000 and 2.3 to 1 at July 3, 1999.

     Miller has an unsecured bank credit agreement which provides for advances up to $8,000,000 through November 30, 2000. There were no outstanding borrowings under this credit agreement at April 1, 2000 compared to $2,000,000 at July 3, 1999.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet its operating needs.

Results of Operations - Three months ended April 1, 2000 compared to the three months ended March 27, 1999

     Net sales for the third quarter of fiscal 2000 increased 38.0% from the corresponding quarter in fiscal 1999. Net sales for the Structures product line ("Structures") increased 67.2% over the third quarter last year. This increase was primarily the result of a large contract for the manufacturer and sale of luxury suites. Net sales for the Telecom product line ("Telecom") increased 20.1% over the third quarter last year. This increase was the result of higher sales at all Telecom operations, particularly at the United operation. The Structures business remains strong as their backlogs will provide a base of business well into the next fiscal year. The Telecom backlog is over 40% higher than last year. These current backlogs should provide the basis for Miller to have strong fourth quarter sales and earnings. We believe United and the Pennsylvania Telecom facility will continue to be strong contributors to Miller's overall profitability during the remainder of fiscal 2000.

     During the three-month period ended April 1, 2000, cost of products sold was 82.9% of net sales compared to 82.6% for the comparable period of fiscal 1999. The increase in cost of goods sold was the result of a higher mix of Structures product which generally carry a lower gross profit than the Telecom product.

     Selling, general and administrative expense for the three-month period ended April 1, 2000 increased 39.6% when compared to the similar period of fiscal 1999. The higher selling, general and administrative expenses were generally the result of higher administrative expenses at the United operation, coupled with higher group health and incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended April 1, 2000 were 11.3%, compared to 11.1% in the comparable three-month period in fiscal 1999.

     Interest expense decreased $37,257 to $99,793 during the current three-month period compared to the similar period of the prior year. The decrease was attributable to lower levels of outstanding debt during the period.

     The provision for income taxes was 38.0% of income before income taxes for the three months ended April 1, 2000 and 35.4% for the comparable three-month period of fiscal 1999. The prior period provision for income taxes was adjusted for anticipated lower state income tax expense for the fiscal year ending July 3, 1999.

Results of Operations - Nine months ended April 1, 2000 compared to the nine months ended March 27, 1999

     Net sales increased $4,247,591 during the first nine months of fiscal 2000 or approximately 8.9% from the corresponding period in fiscal 1999. Net sales for the Structures product line increased 11.5% over the nine months last year. The increase at Structures was primarily the result of the strong third quarter sales volume which more than offset lost sales from the sold Kansas facility. Net sales for the Telecom product line increased 5.7% over the first nine months last year. This increase was the primarily the result of strong sales at the United and Pennsylvania facilities, which also offset the lost sales volume from the sale of the Kansas facility.

     During the nine-month period ended April 1, 2000, cost of products sold was 82.2% of net sales compared to 82.5% for the comparable period of fiscal 1999. This decrease from the comparable period last year is primarily the result of a higher mix of Telecom products, which carry a higher gross profit than Structures products.

     Selling, general and administrative expense for the nine-month period ended April 1, 2000 increased 13.3% when compared to the similar period of fiscal 1999. The higher selling, general and administrative expense was generally the result of higher group insurance costs, travel expenses, consulting fees, prototyping expense and incentive compensation. As a percentage of net sales, selling, general and administrative expenses for the nine-month period ended April 1, 2000 were 11.2%, compared to 10.7% in the comparable nine-month period in fiscal 1999.

     Interest expense decreased $151,588 to $306,545 during the current nine-month period compared to the similar period of the prior year. The decrease was attributable to lower levels of outstanding debt.

     The provision for income taxes was 38.0% of income before income taxes for the nine months ended April 1, 2000 and for the comparable nine-month period of fiscal 1999.

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

Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          The following report on Form 8-K was filed during the three months ended April 1, 2000.

          January 5, 2000, Steven F. Graver resigned as a Director of Miller Building Systems, Inc.


































                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MILLER BUILDING SYSTEMS, INC.
                                          (Registrant)




DATE: May 12, 2000                  \Edward C. Craig
                                    Edward C. Craig
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive
                                    Officer)



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