Form 10-K
period 2000-07-01
MILLER BUILDING SYSTEMS INC
filed 2000-09-22
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended    July 1, 2000
                                OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported by the National Association of Securities Dealers' Automated Quotation Systems, on September 1, 2000: $22,585,111.

As of September 1, 2000, the Registrant had 3,074,092 shares of Common Stock outstanding.








This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the ability to achieve forecasted production levels through the second quarter of fiscal 2001 with the current backlog of orders, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Forward-looking statements contained herein are based on reasonable assumptions, any of which could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                              PART I
ITEM 1.   BUSINESS

The Company

     Miller Building Systems, Inc. ("Miller") is the parent of Miller Building Systems of Indiana, Inc., Miller Building Systems of Pennsylvania, Inc., Miller Building Systems of South Dakota, Inc., United Structures, Inc.("United"), and Miller Construction Services, Inc. ("Construction Services"). All operations of Miller are conducted through its five wholly owned subsidiaries which design, manufacture, market and service factory-built buildings. Miller has three product lines, Structures, Telecom and Construction Services. The factory-built buildings produced by Structures are modular and mobile buildings, which are generally movable and relocatable, and designed to meet the specialized needs of a wide variety of users. Structures products are sold to independent customers who, in turn, sell or lease to the end users. The Structures division has manufacturing facilities in Elkhart, Indiana; Leola, Pennsylvania; Sioux Falls, South Dakota and Bennington, Vermont. The Telecom division manufactures specialized buildings, which utilize modular construction techniques and pre-cast concrete technology, and are designed principally for customers in the telecommunications industry. Telecom's products are sold directly to the end user. Telecom has manufacturing facilities in Elkhart, Indiana; Binghamton, New York and Leola, Pennsylvania. Miller's Structures and Telecom products are sold throughout the United States. Construction Services provides complete turnkey services from site preparation through setting and installation.

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

     On August 31, 2000, Miller entered into an Agreement and Plan of Merger with Coachmen Industries, Inc. ("Coachmen") for Coachmen to acquire all of Miller's outstanding common stock for $8.40 in cash per share, plus up to an additional $.30 in cash per share provided that certain conditions have been met by Miller. (See Item 3, Legal Proceedings, and Note K of the Notes to Consolidated Financial Statements).

     Miller maintains its Executive Offices at 58120 County Road 3 South, Elkhart, Indiana 46517; telephone number (219) 295-1214. The Executive Office is Miller's principal operating office from which it manages and coordinates the activities of its owned subsidiaries.

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

     Structures is dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller. Transport International Pool, Inc., d/b/a GE Capital Modular Space, a division of General Electric Capital Corporation ("GE Capital"), represented 13% of Miller's net sales for the fiscal year ended June 27, 1998. There was no Structures customer that represented more than 10% of Miller's net sales for the fiscal years ended July 1, 2000 and July 3, 1999.

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

     Telecom is highly dependent on a limited number of customers, the loss of which could have a material adverse effect on the operations of Miller. For the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998, the following customers represented 10% or more of net sales of Miller: Nextel Communications, Inc. represented 20% of Miller's net sales in the fiscal year ended July 1, 2000 and 13% in the fiscal years ended July 3, 1999 and June 27, 1998. AT&T Wireless represented 11% of Miller's net sales in the fiscal year ended July 1, 2000.

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

Sales

     Net sales by product line are as follows:

                                              Years Ended
                                     July 1,     July 3,    June 27,
                                      2000        1999        1998

        Structures                $30,498,951 $29,434,708 $31,826,019
        Telecom                    37,607,387  33,807,292  21,086,105
        Construction Services       2,888,630   2,395,040   1,787,536

                                  $70,994,968 $65,637,040 $54,699,660


Backlog

     The backlog of orders by market at August 31, 2000 and 1999 was as follows:

                                          2000         1999

     Structures                       $10,416,000  $10,551,000
     Telecom                           13,192,000    9,749,000
     Construction Services                897,000      697,000

        Total                         $24,505,000  $20,997,000

    The Structures' backlog in fiscal year 1999 included a large order for approximately $4,050,000 from a customer to build portable hospitality suites. These suites were built in the Elkhart, Indiana facility during the second and third quarters of Miller's fiscal year 2000. The Structures business remains strong and if the impact of this single order is adjusted the backlogs at all the Structures' plants are significantly higher than last year. The increase in the Telecom backlog relates to a strong order rate in both the concrete and lightweight Telecom products. As with the Structures' division, the backlog at all of the Telecom plants is significantly higher than last year. The $25 million backlog level is the highest in Miller's history and should provide the basis to achieve forecasted production levels through the second quarter of fiscal 2001; however, management believes it is too early to determine whether this current business activity will extend to the second half of fiscal 2001.

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

Employees

    As of August 31, 2000, Miller and its subsidiaries had approximately 511 employees of which approximately 408 were direct production employees.

Engineering and Design

    Miller's subsidiaries engage in extensive engineering and design work to meet customers' requirements, as well as to prepare bid proposals for new projects. Engineering and design functions include structural, electrical, and mechanical design and specifications work.

ITEM 2.  PROPERTIES

    The principal office and production facilities of Miller and its subsidiaries consist of the following:

                   Approximate Square Footage

Location           Total    Production Office      Owned or Leased

Elkhart, IN       132,300    112,100   20,200         Owned (1)

Binghamton, NY     55,900     52,400    3,500         Leased (2)

Leola, PA         113,100    103,400    9,700         Owned

Sioux Falls, SD    36,100     34,200    1,900         Leased (3)

Bennington, VT     28,900     27,000    1,900         Owned
________________  _______    _______   ______
Total approximate
square footage    366,300    329,100   37,200

(1) Structures and Telecom administrative, sales, engineering and manufacturing facilities. The Executive offices of Miller are also at this location.

(2) Leased until December 31, 2002 with a five-year renewal option and an option to purchase the facility after February 28, 2000.

(3)      Leased until April 15, 2003.

ITEM 3.  LEGAL PROCEEDINGS

         On August 22, 2000, Miller filed a Complaint for Declaratory Judgement in the Elkhart Superior Court No. 2, in the State of Indiana, requesting the Court's declaration that (i) Miller had properly terminated its June 9, 2000 letter of agreement with Modtech Holdings, Inc. ("Modtech") and that it had no obligation to pay a $1 million termination fee or any other amount to Modtech; and (ii) Modtech was responsible to reimburse Miller for all of Miller's reasonable fees and expenses. On September 7, 2000, Modtech filed a Complaint against Miller in the Court of Chancery of the State of Delaware in and for New Castle County requesting damages from Miller in connection with the termination of the merger negotations between Modtech and Miller, together with a judicial declaration that Modtech did not breach its June 9, 2000 letter of agreement with Miller or discharge Miller's obligations thereunder, including payment of the $1 million termination fee, and that Modtech is entitled to payment of such fee. In addition, Modtech requested that the Court order Miller to promptly consummate a merger with Modtech at a price of $8.05 per share and restrain Miller from taking any action in furtherance of the consummation of the transaction with Coachmen.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

         Edward C. Craig, age 65, became the Chief Executive Officer of Miller effective on July 3, 1994, was elected President of Miller on August 11, 1994 and on July 1, 1999 was elected Chairman of the Board of Directors of Miller. From July 1991 until April 1994, Mr. Craig was President and Chief Executive Officer of IBG, a modular housing company. From April 1986 to July 1991, Mr. Craig was President of Ryland Building Systems, a division of Ryland Homes, Inc.

         Rick J. Bedell, age 48, became the Executive Vice President of Miller effective July 1, 1998 and was elected President on July 1, 2000. Mr. Bedell joined Miller in January 1989 as a Corporate Sales Manager and became Vice President and General Manager of the Western Division in February 1990. In November 1996, he became Vice President of Miller's Kansas operation. Previously, Mr. Bedell worked for Modulaire Industries, PBS Building Systems, Inc. and Meridian Corporation in various management positions.

         Thomas J. Martini, age 52, became the Vice President of Finance of Miller in July 1994. Mr. Martini was elected Secretary and Treasurer of Miller on April 28, 1992 and has been the Chief Financial Officer of Miller since February 1991.

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

                               Fiscal 2000          Fiscal 1999
                               High     Low        High     Low

         1st Quarter           7 1/4   5 1/2      10 1/16  6 1/2
         2nd Quarter           6 5/8   4 3/4       8 1/2   5 1/8
         3rd Quarter           6 1/4   4 5/8       8 3/4   6
         4th Quarter           8       5           8 3/4   5 1/8

         As of August 25, 2000, Miller estimates there were approximately 1,200 stockholders of Miller's Common Stock. Of this total, approximately 120 were stockholders of record and shares for approximately 1,080 stockholders were held in street name. Compurtershare, Limited, Chicago, is Miller's Transfer Agent and Registrar.

         Miller did not pay cash dividends on its Common Stock from fiscal 1994 through fiscal 2000 as the Board of Directors ceased the payment of dividends in
the third fiscal quarter of 1993.   Miller does not intend to pay cash dividends
in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.
                                              Years Ended
                           July 1,    July 3,   June 27,   June 28,   June 29,
                            2000       1999       1998       1997       1996
 (In thousands,
   except per share data)

Net sales                 $70,995    $65,637    $54,700    $46,287    $37,858
Net income                  4,089      2,548      2,140      1,574        486
Earnings per common share:
  Basic                      1.27        .72        .65        .50        .16
  Diluted                    1.25        .71        .62        .47        .16

Total assets               33,453     32,775     30,478     19,813     16,920
Long-term debt, less
 current maturities         4,329      5,277      6,094      1,357      1,270

(A) Net sales (in thousands) for fiscal years 2000, 1999 and 1998 include $23,772, $15,440 and $7,523, respectively, for United, which was acquired January 1, 1998 (see Note I of Notes to Consolidated Financial Statements). Net sales (in thousands) for fiscal years 1997 and 1996 include $1,636 and $5,787 respectively, of Miller's California subsidiary which was sold on October 21, 1996. For the fiscal years 2000, 1999, 1998 and 1997 net sales (in thousands) include $601, $6,951, $6,830, and $2,139, respectively, from Miller's Kansas operations, which was sold in August 1999.

(B) Miller's operating results for fiscal years 2000, 1999 and 1996 were adversely impacted by nonrecurring items (in thousands) of $87, $107 and $358, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

         Net sales increased $5.4 million, or 8.2%, in fiscal 2000 from the corresponding period in fiscal 1999. Structures reported a $1.1 million, or a 3.6%, increase in net sales during fiscal 2000. This increase was primarily the result of strong third quarter sales which included a large contract for the manufacture and sale of luxury suites. Telecom's net sales increased $3.8 million, or 11.2%, during fiscal 2000. This increase was primarily the result of increased sales volume at both the United and Pennsylvania operations.

         Miller's gross profit during the 2000 fiscal year was 17.8% of net sales as compared to 18.3% in fiscal 1999. The decline in the gross profit percentage is primarily the result of higher group health, workers compensation and warranty costs.

         Selling, general and administrative expenses increased $.5 million in fiscal 2000. These expenses were 10.7% and 10.9% of net sales in fiscal 2000 and fiscal 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of higher administrative expense at United and higher performance-based compensation. These were partially offset by lower administrative expenses at the Kansas operation that was sold during the fiscal year.

         The decrease in interest expense in fiscal 2000 compared to fiscal 1999 of $177,188 was primarily the result of lower levels of outstanding debt. A portion of the proceeds from the sale of the Kansas assets was used to reduce the outstanding debt on the revolving credit line.

         During the fiscal year ended July 1, 2000, Miller recognized nonrecurring expenses of $87,302 which related primarily to costs associated with a terminated merger.

         During fiscal 2000, Miller recorded an income tax provision of $1,900,000 or 31.7% of pre-tax income compared to an income tax provision of $1,634,000 or 39.1% of pre-tax income in fiscal 1999. The lower effective tax rate in fiscal 2000 was primarily the result of the utilization of a capital loss carryforward.

Fiscal 1999 Compared to Fiscal 1998

         Net sales increased $10.9 million, or 20%, in fiscal 1999 from the corresponding period in fiscal 1998. Structures reported a $2.4 million, or a 7.5%, decrease in net sales during fiscal 1999. This decrease in net sales was primarily the result of increased product complexity, poor weather conditions, spotty backlogs and difficulty in hiring qualified personnel at the Indiana plant. In addition, the decision to build only Telecom units at the Kansas plant and softness in the markets served by the Vermont plant also contributed to the decline in Structures' net sales. Telecom's net sales increased $12.7 million, or 60%, during fiscal 1999. This increase was primarily the result of sales at the recently acquired United operation, Telecom sales at the expanded Pennsylvania plant facilities and increased Telecom sales at the Kansas plant.

         Miller's gross profit during the 1999 fiscal year was 18.3% of net sales as compared to 18.8% in fiscal 1998. The decline in gross profit was primarily the result of generally higher overhead costs, costs related to the start-up operation at the Pennsylvania plant and higher overhead costs at the Indiana plant.

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

         During fiscal 1999, Miller recorded an income tax provision of $1,634,000 or 39.1% of pre-tax income compared to an income tax provision of $1,306,000 or 37.9% of pre-tax income in fiscal 1998. The effective tax rate varies from year to year depending on the levels of income in states where Miller is subject to state income tax.

Liquidity and Capital Resources

         Miller's working capital at July 1, 2000 was $13,737,699 compared to $10,472,268 at July 3, 1999. The working capital ratios at July 1, 2000 and July 3, 1999 were 2.9 to 1 and 2.3 to 1, respectively.

         For the fiscal year ended July 1, 2000, Miller's operating activities provided net cash of $2,775,288. Cash from operating activities consisted primarily of net income, depreciation and amortization and an increase in accrued expenses. These increases were primarily offset by a $1.4 million gain from the sale of certain assets used in the Kansas operation and a $1.2 million increase in inventories. Miller's investing activities provided net cash of $2,523,776. The $3,250,832 proceeds from the Kansas sale were partially offset by capital expenditures of $.5 million. Miller's financing activities used net cash of $4,455,078 in fiscal 2000. Financing cash flows consisted of $782,190 in payments on long-term debt, $2,000,000 of net payments on the line of credit and $1,681,489 cash expended for the purchase of treasury stock. The net increase in cash and cash equivalents for the fiscal year ended July 1, 2000 was $843,986 which resulted in cash and cash equivalents at the end of the year of $899,489.

         An unsecured revolving credit agreement with a bank makes available advances up to $8,000,000 through November 30, 2000. Miller expects to renew this credit facility. There were no outstanding borrowings under the credit agreement as of July 1, 2000. There was $2,000,000 outstanding on the revolving credit line at July 3, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         AND FINANCIAL STATEMENT SCHEDULE

1.       Financial Statements:
         Report of Independent Accountants ................................. 13
         Consolidated Balance Sheets at July 1, 2000 and July 3, 1999 ...... 14
         Consolidated Statements of Income for the years ended
           July 1, 2000, July 3, 1999 and June 27, 1998 .................... 16
         Consolidated Statements of Stockholders' Equity for the years ended July 1, 2000, July 3, 1999 and June 27, 1998 .............. 17
         Consolidated Statements of Cash Flows for the years ended
           July 1, 2000, July 3, 1999 and June 27, 1998 .................... 19
         Notes to Consolidated Financial Statements ........................ 20

2.       Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts for the years ended July 1, 2000, July 3, 1999 and June 27, 1998 .............. 31

         Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.







                REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Miller Building Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miller Building Systems, Inc. and its subsidiaries at July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                          PricewaterhouseCoopers LLP




South Bend, Indiana
August 4, 2000, except for Note K
         for which the date is
         September 7, 2000





               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS





                                                         July 1,      July 3,
                                                          2000         1999

                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $ 899,489   $    55,503
  Receivables, less allowance for doubtful
    receivables of $35,000 in 2000 and
    $48,000 in 1999                                   12,881,450    12,837,571
  Refundable income taxes                                246,200        16,200
  Inventories                                          6,282,373     5,502,052
  Deferred income taxes                                  538,000       218,000
  Other current assets                                   170,023       143,984

      TOTAL CURRENT ASSETS                            21,017,535    18,773,310




PROPERTY, PLANT AND EQUIPMENT
  Land                                                 1,071,456     1,106,156
  Buildings and leasehold improvements                 7,357,306     8,429,844
  Machinery and equipment                              5,113,173     5,426,620
                                                      13,541,935    14,962,620
    Less, Accumulated depreciation
      and amortization                                 5,959,946     5,731,885

      PROPERTY, PLANT AND EQUIPMENT, NET               7,581,989     9,230,735



Deferred compensation plan investments                   666,163      417,143

Excess acquisition costs over fair value of acquired
  net assets, net of accumulated amortization of
  $358,312 in 2000 and $210,879 in 1999                4,012,167     4,159,600

Other assets                                             175,084       194,398


      TOTAL ASSETS                                   $33,452,938   $32,775,186










    The accompanying notes are a part of the consolidated financial statements.










                                                         July 1,      July 3,
                                                          2000         1999

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                              $      -      $ 2,000,000
  Current maturities of long-term debt                   795,190       806,119
  Accounts payable                                     3,888,942     3,954,923
  Accrued income taxes                                   204,449       132,635
  Accrued expenses and other                           2,391,255     1,407,365

      TOTAL CURRENT LIABILITIES                        7,279,836     8,301,042

Long-term debt, less current maturities                4,329,013     5,276,854

Deferred compensation liability                          666,163       417,143

Deferred income taxes                                    294,000       310,000

Other                                                     10,733        13,300

      TOTAL LIABILITIES                               12,579,745    14,318,339

COMMITMENTS AND CONTINGENCIES - Note H

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value,
    50,000 shares authorized, none issued                   -             -
  Common stock, $.01 par value, 7,500,000
    shares authorized, 4,250,630 shares issued            42,506        42,506
  Additional paid-in capital                          13,848,920    13,847,920
  Retained earnings                                   12,409,303     8,325,154
                                                      26,300,729    22,215,580

    Less, Treasury stock, at cost                      5,427,536     3,758,733

      TOTAL STOCKHOLDERS' EQUITY                      20,873,193    18,456,847

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $33,452,938   $32,775,186







                   (This page intentionally left blank.)





              MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME




                                                   Years Ended
                                      July 1,         July 3,         June 27,
                                       2000            1999             1998

NET SALES                          $70,994,968     $65,637,040      $54,699,660

Costs and expenses:
 Cost of products sold              58,326,834      53,655,356       44,434,537
 Selling, general and
    administrative                   7,595,622       7,139,735        6,568,481
 Provision for doubtful receivables    122,285           7,656           54,881
 Gain on sale of subsidiary assets  (1,446,708)           -                -
 Gain on sale of property and
    equipment                           (9,768)         (4,402)         (63,628)
 Interest expense                      394,513         571,701          290,056
 Interest income                       (64,346)        (22,402)         (30,719)
 Nonrecurring items                     87,302         107,366             -

      INCOME BEFORE
          INCOME TAXES               5,989,234       4,182,030        3,446,052

Income taxes                         1,900,000       1,634,000        1,306,000

       NET INCOME                  $ 4,089,234     $ 2,548,030      $ 2,140,052



Earnings per share of common stock:
    Basic                               $ 1.27          $  .72           $  .65
    Diluted                             $ 1.25          $  .71           $  .62


Shares used in the computation of
  earnings per share:
    Basic                            3,227,639       3,535,435        3,268,344
    Diluted                          3,279,866       3,610,082        3,474,706



















  The accompanying notes are a part of the consolidated financial statements.


               MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                      Additional                                       Total
                                 Common Stock           Paid-In   Retained        Treasury Stock     Stockholders'
                                    Shares     Amount   Capital   Earnings       Shares    Amount       Equity

BALANCE, JUNE 29, 1997            4,023,548   $40,235 $11,454,903 $ 3,596,049   806,115 $(2,914,034) $12,177,153

  Treasury stock acquired              -         -           -           -       39,312    (381,967)    (381,967)

  Exercise of stock options
     using treasury stock              -         -           -         34,142  (125,100)    466,642      500,784

  Tax benefit arising from
     exercise of stock options         -         -        145,288        -         -           -         145,288

  Net income                           -         -           -      2,140,052      -           -       2,140,052

BALANCE, JUNE 27, 1998            4,023,548    40,235  11,600,191   5,770,243   720,327  (2,829,359)  14,581,310

  Issuance of common stock in
     connection with business
     acquisition                    227,082     2,271   2,247,729        -         -           -       2,250,000

  Treasury stock acquired              -         -           -           -      178,410    (994,243)    (994,243)

  Exercise of stock options
     using treasury stock              -         -           -          6,881   (16,500)     64,869       71,750

  Net income                           -         -           -      2,548,030      -           -       2,548,030

BALANCE, JULY 3, 1999             4,250,630    42,506  13,847,920   8,325,154   882,237  (3,758,733)  18,456,847

  Treasury stock acquired              -         -           -           -      299,095  (1,681,489)  (1,681,489)

  Exercise of stock options
     using treasury stock              -         -           -         (5,085)   (2,800)     12,686        7,601

  Tax benefit arising from
     exercise of stock options         -         -          1,000        -         -           -           1,000

  Net income                           -         -           -      4,089,234      -           -       4,089,234

BALANCE, JULY 1, 2000             4,250,630  $ 42,506 $13,848,920 $12,409,303 1,178,532 $(5,427,536) $20,873,193












 The accompanying notes are a part of the consolidated financial statements.








                 MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Years Ended
                                          July 1,       July 3,      June 27,
                                           2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $ 4,089,234   $ 2,548,030  $ 2,140,052
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization of
     plant and equipment                    910,571       968,772      769,186
     Amortization of intangible assets
      and deferred bond issuance costs      201,359       225,602       51,983
     Deferred compensation                  249,020       168,606      203,790
     Deferred income taxes                 (336,000)        6,000      294,000
     Gain on sale of subsidiary assets   (1,446,708)         -            -
     Other                                   (9,768)       (4,402)     (24,040)
   Changes in certain assets and
      liabilities, net of effect of
      acquisition and disposition
      of businesses:
        Receivables                          (43,879)  (1,711,127)     831,920
        Refundable income taxes             (230,000)       3,800      (20,000)
        Inventories                       (1,238,918)     638,595   (1,258,521)
        Other assets                         (60,651)        (314)    (341,184)
        Accounts payable                     (66,109)     708,550      299,813
        Accrued income taxes                  71,814      115,166     (947,995)
        Accrued expenses and other           685,323     (240,482)  (1,284,907

         Net cash provided by
           operating activities            2,775,288    3,426,796      714,097

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property
   and equipment                              32,539       23,584      457,700
 Purchase of property, plant
   and equipment                            (510,575)  (1,206,936)  (3,023,732)
 Acquisition of business, net of
   $294,576 cash acquired                       -            -      (2,710,734)
  Proceeds from sale of subsidiary
   assets, net of $249,168 cash expended   3,250,832         -            -
 Increase in deferred compensation
   plan investments                         (249,020)    (168,606)    (203,790)
 Unexpended industrial revenue
   bond proceeds                                -       1,115,854   (1,115,854)

     Net cash provided by (used in)
       investing activities                2,523,776     (236,104)  (6,596,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings       6,750,000   28,305,000   26,860,000
 Reduction of short-term borrowings       (8,750,000) (29,855,000) (26,280,000)
 Proceeds from long-term debt                   -            -       5,500,000
 Payments of long-term debt                 (782,190)    (774,316)    (300,635)
 Bond issuance costs                            -            -        (138,654)
 Purchase of treasury stock               (1,681,489)    (994,243)    (381,967)
 Proceeds from exercise of stock options       7,601       71,750      500,784
 Tax benefit from stock options
   exercised                                   1,000         -         145,288

     Net cash provided by (used in)
       financing activities               (4,455,078)  (3,246,809)   5,904,816

Increase (decrease) in cash and
 cash equivalents                            843,986      (56,117)      22,503

CASH AND CASH EQUIVALENTS
 Beginning of year                            55,503      111,620       89,117
 End of year                             $   899,489  $    55,503  $   111,620

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest, net of capitalized
     interest in 1998                    $   336,480  $   506,416  $   198,435
  Income taxes                             2,394,186    1,509,034    1,839,254

NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Acquisition of United
   Structures, Inc.:
    Liabilities assumed                         -            -       4,108,000
    Unpaid cash portion of
      purchase price                            -            -         125,000
    Issuance of common stock                    -       2,250,000         -


  The accompanying notes are a part of the consolidated financial statements.

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Miller Building Systems, Inc. ("Miller") is the parent of Miller Building
      Systems of Indiana, Inc., Miller Building Systems of Pennsylvania, Inc.,
      Miller Building Systems of South Dakota, Inc., United Structures, Inc., and Miller Construction Services, Inc. All operations of Miller are conducted through its five wholly owned subsidiaries which design, manufacture, market and service factory-built buildings. Miller has three product lines, Structures, Telecom and Construction Services. The factory-built buildings produced by Structures are modular and mobile buildings, which are generally movable and relocatable, and designed to meet the specialized needs of a wide variety of users. Structures' products are sold to independent customers who, in turn, sell or lease to the end users. The Structures division has manufacturing facilities in Elkhart, Indiana; Leola, Pennsylvania; Sioux Falls, South Dakota and
      Bennington, Vermont. The Telecom division manufactures specialized buildings, which utilize modular construction techniques and pre-cast concrete technology, and are designed principally for customers in the telecommunications industry. Telecom's products are sold directly to the end user. Telecom has manufacturing facilities in Elkhart, Indiana;
      Leola, Pennsylvania and Binghamton, New York.  Miller's Structures and
      Telecom products are sold throughout the United States.  Miller
      Construction Services, Inc. provides complete turnkey services from site preparation through setting and installation.

      The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

      Fiscal Year - Miller's fiscal year is a 52 or 53 week period ending on the Saturday closest to June 30. Fiscal years 2000 and 1998 each consisted of 52 weeks whereas fiscal year 1999 included 53 weeks.

      Principles of Consolidation - The consolidated financial statements include the accounts of Miller Building Systems, Inc. and its wholly owned subsidiaries.

      Business Segments - Miller has one reportable segment, designing, manufacturing, marketing and servicing factory-built buildings, which includes three product lines: Structures, Telecom and Construction
      Services.  Net sales by product line are as follows:

                                                 Years Ended
                                       July 1,     July 3,     June 27,
                                        2000        1999         1998

          Structures                $30,498,951  $29,434,708  $31,826,019
          Telecom                    37,607,387   33,807,292   21,086,105
          Construction Services       2,888,630    2,395,040    1,787,536

                                    $70,994,968  $65,637,040  $54,699,660

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

      Revenue Recognition and Concentration of Credit Risk - Miller recognizes revenues from the sales of its products upon the completion of manufacturing and the transfer of title. One customer individually accounted for 20%, 13% and 13% of net sales in fiscal 2000, 1999 and 1998, respectively, and 19% of receivables at July 1, 2000. A second customer accounted for 11% of net sales in fiscal 2000, and a third customer accounted for 13% of net sales in fiscal 1998. At July 3, 1999, 24% of receivables was concentrated with another customer.

      Cash and Cash Equivalents - Miller considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

      Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Costs of purchased software and, under certain conditions, internal software development costs, are capitalized and amortized using the straight-line method over sixty months. As of July 1, 2000 and July 3, 1999, capitalized software costs, included with machinery and equipment, (and the related accumulated amortization) aggregated $341,205 ($272,126), and $345,921
      ($204,319), respectively. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were $63,933 during the year ended June 27, 1998. No interest was capitalized in fiscal years 2000 and 1999.

      Excess Acquisition Costs over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from 20 to 30 years. The carrying value of goodwill is reviewed, as circumstances warrant, by Miller based on the expected future undiscounted operating cash flows of the related business unit. Miller believes no material impairment of goodwill exists at July 1, 2000.

      Bond Issuance Costs - Bond issuance costs aggregating $209,696, which related to issuance of the industrial revenue bonds, are being amortized over the terms of the bonds.

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


      Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Concluded.

                                                2000       1999       1998

      Weighted average number of common
         shares (used for basic EPS)         3,227,639  3,535,435  3,268,344

      Effect of dilutive securities:
         Stock options                          52,227     74,647    138,022
         Contingently issuable
            shares (see Note I)                   -          -        68,340

      Shares used for diluted EPS            3,279,866  3,610,082  3,474,706

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximated their fair value as of July 1, 2000 and July 3, 1999 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of July 1, 2000 and July 3, 1999 based upon terms and conditions currently available to Miller in comparison to the terms and conditions of the outstanding long-term debt. Miller has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Note D). At July 1, 2000 and July 3, 1999, the carrying amount of these policies, which equaled their fair value, was $666,163 and $417,143 respectively.

      Recently Issued Accounting Standards - In December 1999, the staff of the
      Securities and Exchange Commission issued Staff Accounting Bullentin
      (SAB) 101, "Revenue Recognition in Financial Statements"; SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented by Miller in the fourth fiscal quarter of 2001. The Company is currently reviewing this guidance in order to determine the impact, if any, on its consolidated financial statements.

      Note B:  INVENTORIES.

      Inventories consist of the following:
                                                July 1,           July 3,
                                                 2000              1999

      Raw materials                           $4,544,025        $4,369,472
      Work in process                          1,598,838           885,957
      Finished goods                             139,510           246,623

         Total                                $6,282,373        $5,502,052

      Note C:  DEBT.

      Short-Term Borrowings

      Miller maintains an unsecured revolving line of credit with a bank. The loan agreement makes available up to $8 million through November 30, 2000. As of July 1, 2000, there were no borrowings outstanding under the loan agreement. At July 3, 1999, outstanding borrowings aggregatged
      $2,000,000. Interest is payable monthly at prime or a margin over the London Interbank Offering Rate ("LIBOR"), depending on the pricing option selected by Miller. At July 1, 2000 and July 3, 1999, the weighted average interest rate was 8.04% and 8.00%, respectively. The loan

      Note C:  DEBT, Continued.

      agreement contains, among other provisions, certain covenants including:
      maintenance of a required current ratio, tangible net worth and liabilities to tangible net worth ratio.

      Long-Term Debt

      Long-term debt consists of the following:         July 1,     July 3,
                                                         2000        1999
      Bank term note, payable in monthly
        installments of $50,000 including
        interest at a variable rate, as
        determined by prime or a margin over
        LIBOR (8.54% at July 1, 2000),
        final maturity in June 2003, unsecured       $1,599,203  $2,059,784

      Industrial revenue bond, variable rate
        (4.95% at July 1, 2000), principal
        payable in annual installments of
        $200,000 through June 2004 and
        $300,000 thereafter until final
        maturity in June 2010                        2,600,000    2,800,000

      Industrial revenue bond, variable rate
        (4.95% at July 1, 2000), principal
        payable in annual installments of
        $115,000 with an installment of $120,000
        at final maturity in November 2007             925,000    1,040,000

      Capitalized lease, interest imputed
        at 5.63%                                          -         183,189

              Total                                  5,124,203    6,082,973

                 Less, Current maturities              795,190      806,119

              Long-term debt                        $4,329,013   $5,276,854

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

      On August 12, 1996, Miller entered into a ten-year lease agreement with the Board of County Commissioners of Coffey County, Kansas ("Coffey
      County") to lease a 155,000 square foot manufacturing facility (the
      "Kansas facility"). The lease agreement provided for payments of $2,500 per month with an option to purchase the building at the end of the lease for a balloon payment of $250,000. The balloon payment is reduced if certain full-time employee levels are attained during the term of the lease. In connection with the lease agreement, Miller also entered into an agreement with the then current tenant of the property, whereby Miller paid the tenant $750,000 to obtain the property. Miller accounted for this lease transaction as a capital lease whereby Miller recorded the leased property under the capital lease and the related obligation on its


      Note C:  Debt, Concluded.

      balance sheet. At July 3, 1999, the cost of the capitalized lease property was $979,000 and the accumulated amortization was $77,707.

      In August 1999, in connection with Miller's sale of certain assets of its
      Kansas facility and the assignment of the lease agreement for the Kansas facility to the buyer (see Note I), Miller and Coffey County entered into
      a new lease agreement for the Kansas facility.   The new lease agreement
      has a five-year term, provides for the same amount of monthly rent payments and includes a new purchase option (balloon payment) of $175,000 which is reduced up to a maximum of $35,000 per year based upon the attainment of certain annual full-time employee levels.  The new lease agreement, which includes the purchase option, was approved by the Board of Directors of Coffey County and transferred to the buyer in November,
      1999.

      At July 1, 2000, the annual maturities of long-term debt for each of the next five fiscal years are as follows: 2001 - $795,190; 2002 - $838,458;
      2003 - $885,625; 2004 - $339,930 and 2005 - $415,000.

      Note D:  EMPLOYEE BENEFIT PLANS.

      401(k)Savings Plan

      Miller maintains a simplified 401(k) savings plan (the "Plan") for eligible participating employees of Miller. The Plan is a defined contribution plan under which employees may voluntarily contribute a percentage of their compensation. The Plan allows Miller to make discretionary matching contributions before the end of the Plan's calendar year-end. During the years ended July 1, 2000, July 3, 1999 and June 27,
      1998, Miller expensed $125,826, $72,560 and $64,408, respectively, under this Plan.

      Non-Qualified Deferred Compensation Plan

      Miller maintains a non-qualified deferred compensation plan for the benefit of certain of its officers and salaried employees. Miller's obligation under the deferred compensation plan is equal to compensation amounts deferred by employees, employer contributions and investment earnings on such amounts. Miller has established a trust, which is the property of Miller, to fund the obligations under the deferred compensation contracts. The trust has invested the employee deferred amounts and Miller's employer contributions in life insurance contracts.
      Miller's investment in such insurance contracts is valued using the cash surrender value method and the value of these insurance contracts approximates Miller's obligations under the deferred compensation contracts. Deferred compensation expense aggregated $22,453, $20,119 and $25,557 for fiscal years 2000, 1999 and 1998, respectively.

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

      Note E:  STOCK COMPENSATION PLANS, Continued.

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

      The following table summarizes stock option activity:

                                        Number        Weighted Average
                                       of Shares       Exercise Price

      Outstanding at June 29, 1997      378,800            $ 4.45
         Granted                        291,500              9.95
         Canceled                       (15,200)             5.00
         Exercised                     (125,100)             4.00
      Outstanding at June 27, 1998      530,000              7.56
         Granted                         69,500              7.50
         Canceled                       (71,000)             9.77
         Exercised                      (16,500)             4.35
      Outstanding at July 3, 1999       512,000              7.35
         Granted                         93,000              5.12
         Canceled                       (18,000)             6.94
         Exercised                      ( 2,800)             2.71
      Outstanding at July 1, 2000       584,200              7.03

      Exercisable at July 1, 2000       440,100              7.36

      Options outstanding at July 1, 2000 are exercisable at prices ranging from $2.50 to $11.25 per share and have a weighted average remaining contractual life of 6.77 years. The following table summarizes information about stock options outstanding at July 1, 2000.

                                Outstanding                Exercisable
                      Number      Weighted               Number
                    Outstanding   Average   Weighted  Exercisable  Weighted
         Range of       at       Remaining  Average       at       Average
         Exercise     July 1,   Contractual Exercise    July 1,    Exercise
          Price        2000        Life      Price       2000       Price

      $2.50 - $4.00  118,200       3.97      $3.44     118,200      $3.44
       4.01 -  5.50   75,000       8.34       4.88        -           -
       5.51 -  7.00  113,000       3.00       6.24      90,600       6.24
       7.01 -  8.50   85,000       5.02       7.68      38,300       7.56
       8.51 - 10.00   68,000       7.33       9.18      68,000       9.18
      10.01 - 11.25  125,000       7.32      10.85     125,000      10.85

                     584,200                           440,100


      Note E:  STOCK COMPENSATION PLANS, Concluded.

      At July 3, 1999 and June 27, 1998, there were exercisable options to purchase 316,700 and 150,100 shares at weighted average exercise prices of $6.59 and $4.85 per share, respectively. The weighted average grant date fair value of options granted during the years ended July 1, 2000, July 3, 1999 and June 27, 1998 were $1.96, $3.46 and $3.53, respectively.
      As of July 1, 2000, 152,200 shares were reserved for the granting of future stock options, compared with 227,200 shares at July 3, 1999. Had
      Miller adopted the provisions of SFAS No. 123, "Accounting for Stock-Based
      Compensation", Miller's net income and earnings per share would have been:

                                            July 1,     July 3,     June 27,
                                             2000        1999         1998

         Pro forma net income             $3,905,545  $2,307,878  $1,881,853
         Pro forma diluted earnings
             per share                          1.22         .66         .56

      The pro forma amounts shown above and the weighted-average grant-date fair value of options granted are estimated using the Black-Scholes option-pricing model with the following assumptions:

         Risk free interest rate                6.44%       4.68%       5.64%
         Expected life                      4.0 years   4.0 years   3.4 years
         Expected volatility                      42%         53%         50%


      Stock Purchase Plan

      Miller has an employee stock purchase plan under which a total of 500,000 shares of Miller's common stock are reserved for purchase by full-time employees through payroll deductions at a price equal to 85% of the fair market value on the purchase date. Certain restrictions in the plan limit the amount of payroll deductions and the amount of ownership in Miller an employee may acquire under the plan. At July 1, 2000, Miller has not implemented the employee stock purchase plan.

      Note F:  INCOME TAXES

      The provision for income taxes is summarized as follows:

                                                     Years Ended
                                          July 1,       July 3,      June 27,
                                           2000          1999          1998
      Federal:
        Current                         $1,845,000    $1,335,000   $  833,000
        Deferred tax (credit)             (271,000)        5,000      239,000

                                         1,574,000     1,340,000    1,072,000
      State:
        Current                            391,000       293,000      179,000
        Deferred tax (credit)              (65,000)        1,000       55,000

                                           326,000       294,000      234,000

        Total                           $1,900,000    $1,634,000   $1,306,000



      Note F:  INCOME TAXES, Concluded.

      The provision for income taxes included in the consolidated statements of income differs from that computed by applying the federal statutory tax rate (34%) to income before income taxes as follows:

                                                     Years Ended
                                          July 1,      July 3,     June 27,
                                           2000         1999         1998
      Computed federal income
        tax                             $2,036,000   $1,422,000   $1,172,000
      Increase (decrease)
        resulting from:
          State income taxes, net
            of federal income tax
            benefit                        215,000      194,000      154,000

        Utilization of capital
            loss carryforward             (371,000)        -            -
          Other, net                        20,000       18,000      (20,000)

             Total                      $1,900,000   $1,634,000   $1,306,000

      Deferred income taxes reflect the estimated future net tax effects of temporary differences between the carrying amounts of assets and liabili-ties for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability at July 1, 2000 and July 3, 1999 are as follows:

                                                      July 1,       July 3,
                                                       2000          1999
      Current deferred tax asset (liability):
        Receivables                                $  44,000     $ (22,000)
        Inventories                                   97,000       106,000
        Accrued warranty                             125,000        52,000
        Deferred compensation                        129,000          -
        Other accrued liabilities                    143,000        82,000

          Total                                    $ 538,000     $ 218,000

      Long-term deferred tax asset (liability):
        Receivables                                $ (74,000)    $(112,000)
        Property, plant and equipment                (89,000)     (129,000)
        Goodwill                                    (135,000)      (75,000)
        Other                                          4,000         6,000

          Total                                    $(294,000)    $(310,000)

      Note G:  NONRECURRING ITEMS.

      During the fiscal years ended July 1, 2000 and July 3, 1999, Miller recognized nonrecurring expenses of $87,302 and $107,366, respectively, which related primarily to costs associated with a terminated merger.

      Note H:  COMMITMENTS AND CONTINGENCIES.

      Share Repurchase Program

      On October 14, 1999, the Board of Directors authorized the repurchase of up to one million shares of Miller's outstanding common stock. Shares may

      Note H:  COMMITMENTS AND CONTINGENCIES, Concluded.

      be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions.
      As of July 1, 2000, Miller has acquired 299,095 shares under the share repurchase program.

      Lease Commitments

      Miller leases two of its manufacturing facilities under noncancellable operating leases expiring through April 2003. The lease for the Sioux
      Falls, South Dakota facility expires on April 15, 2003.  The lease for the
      Binghampton, New York facility expires December 31, 2002 with an option to renew for an additional five-year term and contains an option to purchase the facility after February 28, 2000. Miller generally is responsible for utilities, taxes and insurance on the leased facilities. Future minimum lease payments under these noncancellable leases aggregate $741,988 and are payable as follows: 2001 - $288,853; 2002 - $288,853 and 2003 -
      $164,282.

      Rental expense under all operating leases aggregated $406,992, $338,951 and $196,277 for the years ended July 1, 2000, July 3, 1999 and June 27,
      1998, respectively.

      Self-Insurance

      Miller is self-insured for the portion of its employee health care costs not covered by insurance. Miller is liable for medical claims up to $40,000 per eligible employee annually, and aggregate annual claims up to approximately $1,397,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect. Miller accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred, but not reported, claims is based on an analysis of historical claims data.

      Employment Agreement

      On July 10, 2000, Miller modified an existing employment agreement with its Chief Executive Officer whereby Miller is required to pay a total of $536,000 in various installments through September 2004. In the event of a change in control, as defined, all amounts required under the above agreement become immediately due and payable. Miller will record a charge to operations in the first quarter of fiscal 2001 to record the present value of the above amount.

      Note I: ACQUISITION AND DISPOSITION OF BUSINESSES.
      Disposition of Kansas Operation

      On August 20, 1999, Miller entered into an Asset Purchase Agreement with
      Andrew Corporation (the "Buyer") to sell certain assets used in the business operations of its Kansas facility. The Asset Purchase Agreement provided for the assignment of Miller's lease of its Kansas facility (see
      Note C). The purchase price consisted of $3.5 million from the Buyer plus the Buyer's assumption of certain liabilities of the Kansas operation, including the Kansas facility lease which had previously been capitalized by Miller. The $3.5 million consisted of a $1.0 million base purchase price, which was paid at closing on August 20, 1999, and a contingent purchase price of $2.5 million which was paid by the Buyer to Miller upon the assignment and transfer of a lease agreement for the Kansas facility.
      The assignment and transfer of the lease agreement for the Kansas facility

      Note I: ACQUISITION AND DISPOSITION OF BUSINESSES, Concluded.

      by Miller to the Buyer was approved by the lessor, Coffey County, in November, 1999. Miller reported a pre-tax gain on the sale of the Kansas assets of $1,446,708 in fiscal 2000. In connection with this sale, Miller fully utilized in fiscal 2000 an available capital loss carryforward of $1.1 million which resulted from the sale of the capital stock of its California subsidiary in October 1996.

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

      Note J:  UNAUDITED INTERIM FINANCIAL INFORMATION.

      Presented below is certain selected unaudited quarterly financial information for the years ended July 1, 2000 and July 3, 1999:

                         Net          Gross        Net     Earnings Per Share
                        Sales        Profit      Income      Basic  Diluted
        2000:
        Fourth       $18,804,581   $3,379,472  $1,281,680     $.42    $.41
        Third         19,770,814    3,383,276     669,234      .21     .21
        Second        15,536,362    2,674,940   1,256,568      .38     .38
        First         16,883,211    3,230,446     881,752      .26     .26

        1999:
        Fourth       $17,694,243   $3,613,760  $  834,796     $.24    $.23
        Third         14,325,764    2,489,854     490,507      .14     .14
        Second        16,400,935    2,806,420     545,163      .15     .15
        First         17,216,098    3,071,650     677,564      .19     .19

      The sum of quarterly diluted earnings per share for the four quarters of fiscal 2000 may not equal annual diluted earnings per share due to the effect of dilutive securities.


      Note K:    SUBSEQUENT EVENTS.

      On August 31, 2000, Miller entered an Agreement and Plan of Merger with
      Coachmen Industries, Inc. ("Coachmen") to acquire all of Miller's outstanding common stock for $8.40 in cash per share, plus up to an additional $.30 in cash per share provided certain conditions have been met by Miller, including the resolution of the dispute discussed in the following paragraph. Coachmen will commence a cash tender offer in the near future.

      On August 22, 2000, Miller notified Modtech Holdings, Inc. ("Modtech") that it had entered into an agreement with Coachmen with respect to Coachmen's offer. Modtech indicated that they intended to hold Miller liable for the payment of a $1 million termination fee pursuant to the June 9, 2000 letter of agreement between Miller and Modtech. On the same day, Miller filed a Complaint for Summary Judgement requesting the court's declaration that Miller, among other things, had properly terminated its letter of agreement with Modtech and that it had no obligation to pay the $1 million termination fee or any other amount to Modtech. On September 7, 2000, Modtech filed a Complaint against Miller requesting that, among other things, that Modtech did not breach its letter agreement with Miller and that Modtech is entitled to payment of the $1 million termination fee. In addition, Modtech requested that the Court order Miller to promptly consummate a merger with Modtech at a price of $8.05 per share and restrain Miller from taking any action in furtherance of the consummation of the transaction with Coachmen.





             MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  Col. A                   Col. B          Col. C            Col. D    Col. E
                                    Additions  Additions
                         Balance at Charged to Charged to             Balance
                         Beginning  Costs and  Other                  at End
Description              of Period  Expenses   Accounts   Deductions  of Period



Year ended July 1, 2000:

 Allowance for
  doubtful receivables   $ 48,002   $122,285   $    -     $135,601(A) $ 34,686


Year ended July 3, 1999:

 Allowance for
  doubtful receivables   $ 50,394   $  7,656   $    -     $ 10,048(A) $ 48,002

Year ended June 27, 1998:

 Allowance for
  doubtful receivables   $ 48,239   $ 54,881   $    -     $ 52,726(A) $ 50,394


(A)   Uncollectible accounts written off.



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

      Not applicable.

                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 (a) Identification of Directors

        EDWARD C. CRAIG, age 65, became the Chief Executive Officer of the
Company and Vice Chairman of the Board of Directors of the Company effective
July 3, 1994.  On July 1, 1999, Mr.  Craig was elected Chairman of the Board of
Directors.  Mr. Craig was elected President of the Company on August 11, 1994.
From July 1991 until April 1994, Mr. Craig was President and Chief Executive
Officer of IBG, a modular housing company.  From April 1986 to July 1991, Mr.
Craig was President of Ryland Building Systems, a division of Ryland Homes,
Inc.

       DAVID E. DOWNEN, age 59, has been a Director of the Company since
November 1986.  Mr. Downen has been a Principal of Prairie Capital Services,
Inc., an investment banking firm, since March 1993.  Mr. Downen was Managing
Director and Executive Vice President from March 1991 until December 1992 and
Co-manager from October 1985 until February 1991 in the Corporate Finance
Department of Kemper Securities Group, Inc. (formerly Blunt Ellis & Loewi
Incorporated).

       KENNETH H. GRANAT, age 55, was elected a Director of the Company on August 28, 1998. Mr. Granat has been a Director of Langer Biomechanics Group since January 1995. Langer Biomechanics Group is a publicly traded company on the NASDAQ Small Capitalization Exchange. Since 1987, Mr. Granat has been
Chief Executive Officer of Active Screw & Fastener Company, an Elk Grove
Village, Illinois company engaged in the full-line distribution of fasteners and related products with plants in Elk Grove Village, Illinois; Tucson, Arizona and Charlotte, North Carolina. Since 1991, he has been Vice President and a Director of Trigran Investments, Inc., Deerfield, Illinois, the general partner and investment advisor for Trigran Investments, L.P. Mr. Granat holds a J.D. degree from the University of Illinois College of Law and a B.B.A.
degree in business administration from the University of Michigan.

       WILLIAM P. HALL, age 77, has been a Director of the Company since
October 1984. Mr. Hall has been retired since 1985 and is a part-time management consultant.

       MYRON C. NOBLE, age 62, has been a Director of the Company since March
30,2000.  Mr. Noble previously served as a Director of the Company from April
1995 through June 1998. Mr. Noble is the President of PiRod, Inc. which he founded in 1973. PiRod, Inc. is a manufacturer of telecommunication structures.

       DAVID H. PADDEN, age 72, has been a Director of the Company since April
1983. Mr. Padden has been President of Padden & Co., Inc., a municipal bond dealer based in Chicago, since 1963.

       JEFFREY C. RUBENSTEIN, age 58, has been a Director of the Company since
April 1983.  Mr. Rubenstein has been a principal of the law firm of Much
Shelist Freed Denenberg Ament & Rubenstein, P.C. since June 1991.  From March
1989 until May 1991, Mr. Rubenstein was of counsel to the law firm of Sachnoff
& Weaver, Ltd, an Illinois  professional corporation.  From March 1988 until
January 1989, Mr. Rubenstein was  President of Medical Management of America,
Inc., a management services company for health care providers.  From November
1966 until March 1988, Mr. Rubenstein was a principal of the law firm Sachnoff, Weaver & Rubenstein, Ltd. Mr. Rubenstein is a director of Home Products
International, Inc., Vita Foods, Inc. and a privately held firm.

 (b) Executive Officers

          Information regarding the Executive Officers of Miller is set forth in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table set forth information concerning the compensation of the Chief Executive Officer and each other executive officer of the Company whose aggregate compensation for services in all capacities rendered during the fiscal year ended July 1, 2000 exceeded $100,000 (collectively, the "Named
Executive Officers").

Summary Compensation Table

                                                 Long-Term
                                               Compensation
                           Annual Compensation    Awards
                   Fiscal                       Securities       All Other
Name and Principal  Year    Salary    Bonus     Underlying    Compensation (1)
   Position        Ended     ($)       ($)      Options (#)          $

Edward C. Craig,    2000   $200,000  $99,329        -             $1,000
Chairman and        1999    200,000   10,000        -                500
Chief Executive     1998    200,000   20,000        -                500
Officer

Rick J.  Bedell     2000    124,615   58,443      27,000           1,000
President           1999    120,000   10,000       3,000             500
                    1998     79,385   20,000       2,000             500

Thomas J. Martini   2000     95,538   48,070       2,000           1,000
Vice President of   1999     90,731   10,000       2,000             500
Finance,            1998     85,077   25,500       2,000             500
Secretary and
Treasurer

 (1) Represents the value of the Company's contribution to the non-qualified deferred compensation plan.

Option Grants in Last Fiscal Year

    The following table provides information on option grants in fiscal 2000 to the Named Executive Officers.


                                                          Potential Realizable
                                                            Value at Assumed
                                                          Annual Rates of Stock
                                                            Price Appreciation
                           Individual Grants                for Option Term(1)
                        Percentage
           Number of     of Total
           Securities    Options
           Underlying   Granted to    Exercise
             Options   Employee in      Price  Expiration
  Name     Granted(#) Fiscal Year(2) ($/Share)   Date(3)      5% ($)  10% ($)

Rick J.
Bedell     27,000 (3)     36.0%       $ 4.88    1/5/2006    $ 44,765 $101,557

Thomas J.
Martini     3,000 (3)      2.7          4.88    1/5/2006       3,314    7,523

(1) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance.

(2) The Company granted options representing a total of 75,000 shares to employees in fiscal 2000.

(3) The options were granted on January 5, 2000 and, to the extent one-fifth of the shares each year, become exercisable over a six-year period which commenced on January 5, 2000.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

     The following table provides information on option exercises in fiscal
2000 by the Named Executive Officers and the value of such Named Executive
Officer's unexercised options at July 1, 2000.

                               Number of Securities    Value of Unexercised
            Shares            Underlying Unexercised       In-the-Money
           Acquired  Value         Options at                Options
              on    Realized   July 1, 2000 (#)(2)      July 1, 2000($)(3)
   Name    Exercise  ($)(1)  Exercisable Unexercisable Exercisable Unexercisable

Edward C.
Craig         -        -       230,000        -          $178,750        -

Rick J.
Bedell        -        -         5,200      32,800          5,700      66,300

Thomas J.
Martini       -        -         8,600       7,600         14,700       6,800

(1) Value realized is calculated by subtracting the exercise price of each option exercised from the market value of shares of Common Stock underlying each option at the exercise date. The value realized does not necessarily indicate that the optionee sold such shares.

(2) Future exercisability is subject to vesting and the optionee remaining employed by the Company.

(3) Value is calculated by subtracting the exercise price of each option from the market value of the shares of Common Stock underlying each option at fiscal year-end. Fair market value is calculated based on the average high and low "sales" price of shares of the Common Stock as reported on the National Market on that date of $7.25 per share. There is no guarantee that if and when these options are exercised they will have this value.

Employment Agreement

     On July 10, 2000, the Company amended the Employment Agreement with Mr.
Craig dated as of February 29, 1996 and amended on October 22, 1997 and September 22, 1998 (collectively, the "Craig Agreement"). The Craig Agreement, as amended to date, provides that Mr. Craig shall be employed by the Company as its Chief Executive Officer for the period commencing on July 1, 1997 until and including September 30, 2000 ("Term"), at an annual base salary of $200,000
("Base Salary"), and that, for the period from October 1, 2000 and continuing through October 1, 2001, Mr. Craig will continue to receive an annual remuneration of $200,000 and serve as the Company's Chairman of the Board. The
Craig Agreement also provides that for a period of three years, commencing
October 1, 2001 and continuing through September 30, 2004, Mr. Craig shall be paid a sum of $280,000, in equal consecutive monthly installments as remunberation for past consulting services. In addition, Mr. Craig will be paid a special bonus of $28,000 per year, for the fiscal years 2000, 2001 and 2002.

     Pursuant to the Craig Agreement, in addition to the Base Salary, for each fiscal year during the term, the Company shall pay a discretionary bonus
("Bonus") to Mr. Craig, predicated on the Company's consolidated publicly reported pre-tax profits generated from continuing operations (and excluding non-recurring gains, profits and losses) ("Pre-Tax Profits"). The bonus shall be computed each fiscal year as part of the Executive Bonus Program.

     If Mr. Craig becomes disabled or dies during the Term, the Craig Agreement states that Mr. Craig or his estate will continue to be compensated at his then existing Base Salary for a period of twelve months after inception of the disability, his date of death, or until the expiration of the Term, whichever occurs earlier.

     The Craig Agreement also contains a provision prohibiting Mr. Craig from disclosing unauthorized confidential information, as defined, to third parties.
In addition, a vesting and payment provision provides that all payments, due
Mr. Craig, shall become immediately due and payable in the event of a change of control of the Company.

Report of the Compensation Committee on Executive Compensation

     It is the responsibility of the Compensation Committee to make recommendations to the Board of Directors with respect to salaries, cash bonus incentives and stock options. The Compensation Committee's determination as to how and in what amount to compensate each executive officer is based upon three
Company policies. The first policy is to pay executives competitively to attract, retain and motivate a high-quality senior management team. The second policy is to link compensation to the attainment by each executive officer of individual performance objectives. The third policy is to encourage a performance oriented environment by linking the financial interests of executive officers with stockholder value.

     Base Salary. The Compensation Committee's determination of each executive officer's base salary is designed to satisfy the policy of paying executive officers competitively to attract, retain and motivate a high-quality senior management team. The base salary of each executive officer is determined by factors including, but not limited to, the individual's level of responsibility, and base salaries paid by companies of a similar size, type and geographic location.

     Bonuses. The Compensation Committee's determination of each executive officer's bonus is designed to satisfy the policy of linking compensation to the attainment by each executive officer of individual performance and group performance objectives. Each executive officer is entitled to a discretionary bonus based upon pre-tax earnings from continuing operations (excluding non-recurring gains, profits, and losses) for the Company as a whole.

     Stock Options. The granting of stock options is designed to encourage a performance-oriented environment by linking the financial interests of executive officers with stockholder value. The stock options are granted pursuant to the provisions of the 1997 Stock Option Plan, 1994 Stock Option
Plan and 1991 Stock Option Plan.

     Deferred Compensation Plan. The Deferred Compensation Plan provides each executive officer with the opportunity to defer certain pre-tax compensation amounts into a trust to provide for the executive officers retirement. The
Company will match the employees contribution up to fifty percent of the first one thousand dollars of deferred compensation. Administrative expenses of the plan are paid by the Company.

     Compensation of the Chief Executive Officer.  The compensation for Edward
Craig, Chief Executive Officer, is determined under the terms of the Craig
Agreement. His compensation in fiscal 2000 consisted of a base salary in the amount of $200,000 plus a bonus based on pre-tax profits generated from continuing operations (excluding non-recurring gains, profits, and losses)
("Pre-Tax Profits") of the Company. This is a discretionary bonus as recommended by the Compensation Committee based on the fiscal year end results.
The terms of the Craig Agreement are described in "Employment Agreement above."

                    Compensation Committee of the Board of Directors
                              William P. Hall
                              David E. Downen
                              Kenneth H. Granat
                              Myron C. Noble


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of September 1, 2000, by each Director, by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, by each executive officer named in the Summary Compensation Table below and by all of the Directors and executive officers of the Company as a group.

                                                      Number of Shares of
     Name and Address of                                  Common Stock
     Beneficial Owner   (1)                           Beneficially Owned
                                                      Shares      Percent
     Dimensional Fund Advisors, Inc.
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA  90401                        278,800(2)      9.1

     Loeb Partners Corp.
     61 Broadway, Suite 2450
     New York, NY 10006-2899                        238,700(3)      7.8

     Ronald L. Chez
     555 West Madison, Suite 3508, Tower I
     Chicago, IL  60661                             214,400        7.0

     Edward C. Craig                                315,873(4)     9.6

     Rick J. Bedell                                   8,812(5)      *

     David E. Downen                                 45,100(6)     1.5

     William P. Hall                                 24,000(7)      *

     Kenneth H. Granat                              112,012(8)     3.6

     Thomas J. Martini                               15,490(9)      *

     Myron C. Noble                                  19,000(10)     *

     David H. Padden                                 94,000(11)    3.0

     Jeffrey C. Rubenstein                           59,166(12)    1.9

     All directors and executive officers
     as a group (10 persons)                        701,351(13)   22.8
     ____________________
     *         Indicates ownership of less than 1% of Common Stock.

(1)  The address of each person listed above, unless noted otherwise, is c/o
     Miller Building Systems, Inc., 58120 County Road 3 South, Elkhart,
     Indiana 46517.

(2)  Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts.  (These investment companies and investment
     vehicles are the "Portfolios").   In its role as investment advisor and
     investment manager, Dimensional possesses both voting and investment power over the 278,800  shares of Common Stock.  All 278,800 shares of Common
     Stock are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such shares.

(3) Loeb Partners Corporation ("LPC") and Loeb Arbitrage Fund ("LAF"), are registered broker/dealers and registered investment advisers. LAF and LPC acquire shares of Common Stock for investment purposes. LPC beneficially owns 26,520 shares of Common Stock with sole voting and dispositive power over 14,033 shares and shared voting and dispositive power over 12,487 shares of Common Stock. LAF beneficially owns 212,180 shares of Common
     Stock with sole voting and dispositive power.

(4) Includes 230,000 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(5) Includes 5,200 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(6) Includes 20,000 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(7) Includes 19,000 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(8) Includes 6,000 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000. Also, includes 101,012 shares which are owned by Trigran Investments, L.P.
     ("Trigran"), of which Mr. Granat is a limited partner. Trigran has sole voting and dispositive power with respect to such shares. Mr.
     Granat is also an officer and director of Trigran Investments, Inc., which is a general partner of Trigran. Also includes 5,000 shares which are held in a trust, of which, Mr. Granat is the beneficiary. The trust is a partner in GT Partnership which has sole voting and dispositive power.

(9) Includes 8,600 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(10) Includes 9,000 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(11) Includes 27,000 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(12) Includes 27,000 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

(13) Includes 354,600 shares of Common Stock which may be acquired through the exercise of stock options within 60 days of August 21, 2000.

     Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended July 1, 2000 its Directors, executive officers and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Jeffrey C. Rubenstein, a director of the Company, is principal of the law firm Much Shelist Freed Denenberg Ament & Rubenstein, P.C., which the
Company has retained during the last fiscal year and proposes to retain during the current fiscal year. Kenneth H. Granat, a director of the Company, performed consulting services related to the Company's efforts to explore possible merger and acquisition opportunities.

                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following consolidated financial statements and financial statement schedule are included in Item 8 herein.

    (1) Financial Statements:

   Report of Independent Accountants

   Consolidated Balance Sheets at July 1, 2000 and July 3, 1999

   Consolidated Statements of Income for the years ended July 1, 2000,
   July 3, 1999 and June 27, 1998

   Consolidated Statements of Stockholders' Equity for the years ended July 1, 2000, July 3, 1999 and June 27, 1998

   Consolidated Statements of Cash Flows for the years ended
   July 1, 2000, July 3, 1999 and June 27, 1998

   Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedule:

   II - Valuation and Qualifying Accounts

    (3) Exhibits - See Index to Exhibits

(b)     Reports on Form 8-K filed:

        No reports on Form 8-K were filed by the registrant in the last quarter of the fiscal year ended July 1, 2000.



            MILLER BUILDING SYSTEMS, INC., AND SUBSIDIARIES

                          INDEX TO EXHIBITS

Exhibit
Number  Description of Exhibit

10.74  Third Amendment to Employment Agreement between Registrant and Edward C.
       Craig, dated July 10, 2000.

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

10.68    First Amendment to Employment Agreement between Registrant and Edward
         C. Craig, dated October 22, 1997. (t)(I)

10.69    Lease agreement between United Kirkwood, L.L.C. and United Structures,
         Inc., with respect to the leased property at Kirkwood, New York. (t)

10.70    Second Amendment to Employment Agreement between Registrant and Edward
         C. Craig, dated September 22, 1998. (u)

10.71    Asset Purchase Agreement between Registrant and Andrew Corporation,        dated August 20, 1999. (u)

10.72    Trust Agreement for the Executive Deferred Compensation Plan, dated        September 12, 1996. (u)

10.73    Agreement and Plan of Merger between Registrant and Coachmen
         Industries, Inc., dated August 31, 2000. (v)


(a)      Registration Statement on Form S-1, as amended (File No. 0-14651)
(b)      Form S-8, Date of Report - October 28, 1987
(c)      Form 8-K, Date of Report - July 20, 1989
(d)      Form 10-K for year ended June 30, 1989
(e)      Form 8-K, Date of Report - January 31, 1990
(f)      Form 10-K for year ended June 30, 1990
(g)      Form 8-K, Date of Report - April 23, 1991
(h)      Form 8-K, Date of Report - May 6, 1991
(i)      Form 8-K, Date of Report - July 25, 1991
(j)      Form 8-K, Date of Report - August 26, 1991
(k)      Form S-8, Date of Report - July 31,1992
(l)      Form 8-K, Date of Report - April 22, 1993
(m)      Form 10-K for year ended June 30, 1993
(n)      Form S-8, Date of Report - Dated December 30, 1994
(o)      Form 10-K, for year ended July 1, 1995
(p)      Form 10-K, for year ended June 29, 1996
(q)      Form 8-K/A-1, Date of Report - February 27, 1998
(r)      Form S-8, Date of Report - March 20, 1998
(s)      Form S-3, Date of Report - August 5, 1998
(t)      Form 10-K, for year ended June 27, 1998
(u)      Form 10-K, for year ended July 3, 1999
(v)      Form 8-K, Date of Report - August 31, 2000

(I)      Indicates a management contract or compensation plan or                    arrangement.







                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MILLER BUILDING SYSTEMS, INC.


September 19, 2000                   \Edward C. Craig
                                      Edward C. Craig
                                      Chariman, President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                     Date


\Edward C. Craig                  Chairman, President,      September 19, 2000
Edward C. Craig                   Chief Executive Officer
                                  and Director
                                  (Principal Executive
                                  Officer)

\Thomas J. Martini                Secretary and             September 19, 2000
Thomas J. Martini                 Treasurer (Principal
                                  Financial and
                                  Accounting Officer)


\David E. Downen                  Director                  September 19, 2000
David E. Downen


\William P. Hall                  Director                  September 19, 2000
William P. Hall


\Kenneth H. Granat                Director                  September 19, 2000
Kenneth H. Granat


\Myron C. Noble                   Director                  September 19, 2000
Myron C. Noble


\David H. Padden                  Director                  September 19, 2000
David H. Padden


\Jeffrey C. Rubenstein            Director                  September 19, 2000
Jeffrey C. Rubenstein

