Form 10-Q
period 2000-09-30
MILLER BUILDING SYSTEMS INC
filed 2000-11-14
CIK 791905

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 2000

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

              Common Shares, Par Value $.01 Per Share
         3,123,392 Shares Outstanding at October 18, 2000





                    MILLER BUILDING SYSTEMS, INC.


                             CONTENTS


                                                            Pages


Part I.  Financial Information


  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets            3-4

             Condensed Consolidated Statements of Income       5

             Condensed Consolidated Statements of Cash Flows   6

             Notes to Condensed Consolidated Financial
              Statements                                      7-9


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       10-11

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                   11

Signatures                                                    12

Index to Exhibits                                             13















Part I.  Financial Information

Item 1.  Financial Statements


                   MILLER BUILDING SYSTEMS, INC.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 30,    July 1,
                                           2000          2000

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents            $   141,339   $   899,489
  Receivables                           15,375,153    12,881,450
  Refundable income taxes                  246,200       246,200
  Inventories                            6,224,115     6,282,373
  Deferred income taxes                    538,000       538,000
  Other current assets                     233,078       170,023

     TOTAL CURRENT ASSETS               22,757,885    21,017,535



PROPERTY, PLANT AND EQUIPMENT, at cost  13,697,699    13,541,935
  Less, Accumulated depreciation and
   amortization                          6,166,766     5,959,946

    PROPERTY, PLANT AND EQUIPMENT, NET   7,530,933     7,581,989



Deferred compensation plan investments     680,716       666,163

Excess acquisition cost over fair
 value of acquired net assets, net       3,975,309     4,012,167

Other assets                               170,494       175,084


     TOTAL ASSETS                      $35,115,337   $33,452,938


See notes to condensed consolidated financial statements.
                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 30,    July 1,
                                           2000          2000

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt $   809,908   $   795,190
  Accounts payable                       4,700,844     3,888,942
  Accrued income taxes                     372,991       204,449
  Accrued expenses and other             2,398,745     2,391,255

     TOTAL CURRENT LIABILITIES           8,282,488     7,279,836


Long-term debt, less current maturities  4,198,032     4,329,013

Deferred compensation liabilities          680,716       666,163

Deferred income taxes                      294,000       294,000

Other                                      299,931        10,733

     TOTAL LIABILITIES                  13,755,167    12,579,745


STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value            -             -
  Common stock, $.01 par value              42,506        42,506
  Additional paid-in capital            13,848,920    13,848,920
  Retained earnings                     12,860,057    12,409,303
                                        26,751,483    26,300,729

  Less, Treasury stock, at cost          5,391,313     5,427,536

     TOTAL STOCKHOLDERS' EQUITY         21,360,170    20,873,193

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $35,115,337   $33,452,938



See notes to condensed consolidated financial statements.
           MILLER BUILDING SYSTEMS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended
                                      September 30,   October 2,
                                          2000           1999
Net sales                              $20,603,030   $16,883,211

Costs and expenses:
  Cost of products sold                 17,078,405    13,652,765
  Selling, general and administrative    1,994,485     1,908,330
  Gain on sale of property
     and equipment                            -         (208,329)
  Interest expense                          92,094       115,317
  Other income, principally interest        (5,665)       (7,624)
  Nonrecurring items                       753,992          -

    INCOME BEFORE INCOME TAXES             689,719     1,422,752

Income taxes                               262,000       541,000

    NET INCOME                         $   427,719   $   881,752

Earnings per share of common stock:
    Basic                              $       .14   $       .26
    Diluted                            $       .13   $       .26

Number of shares used in computation
  of earnings per share:
    Basic                                3,075,241     3,360,481
    Diluted                              3,184,312     3,406,391

















See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Three Months Ended
                                       September 30,  October 2,
                                           2000          1999
Net cash provided by (used in)
  operating activities                 $  (530,828)  $ 1,121,264

Cash flows provided by (used in)
  investing activities:
    Purchase of property, plant
      and equipment                       (155,764)      (79,552)
    Proceeds from sale of property
      and equipment                           -        1,000,000
    Increase in deferred compensation
      plan investments                     (14,553)      (36,269)

      Net cash provided by (used in)
        investing activities              (170,317)       884,179

Cash flows provided by (used in)
  financing activities:
    Proceeds from short-term borrowings    665,000     5,300,000
    Reduction of short-term borrowings    (665,000)   (7,100,000)
    Payments of long-term debt            (116,263)     (119,362)
    Purchase of treasury stock                -          (58,004)
    Proceeds from exercise of
      stock options                         59,258          -

      Net cash (used in)
        financing activities               (57,005)   (1,977,366)

Increase (decrease) in cash
  and cash equivalents                    (758,150)       28,077

Cash and cash equivalents:
  Beginning of period                      899,489        55,503

  End of period                        $   141,339   $    83,580






See notes to condensed consolidated financial statements.

                   MILLER BUILDING SYSTEMS, INC.
                          AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

     The accompanying condensed consolidated financial statements include the accounts of Miller Building Systems, Inc. and its subsidiaries (individually and collectively referred to herein as "Miller" or the "Company"). The unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments (consisting of normal recurring accruals) necessary to reflect a fair statement of the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The Annual Report on Form 10-K for the year ended July 1, 2000 should be read in conjunction with these statements.

     The July 1, 2000 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B - BUSINESS SEGMENTS

     Miller has one reportable segment, designing, manufacturing, marketing and servicing factory-built buildings, which includes three product lines: Structures, Telecom and Construction Services. Year-to-date net sales by product line are as follows:

                                         Three Months Ended
                              September 30, 2000   October 2, 1999

Structures                       $  8,024,345        $ 7,784,411
Telecom                            11,854,632          8,439,333
Construction Services                 724,053            659,467

                                 $ 20,603,030        $16,883,211






Note C - INVENTORIES

     Inventories consist of the following:

                              September 30, 2000     July 1,2000

Raw materials                     $ 5,046,903        $ 4,544,025
Work in process                     1,123,137          1,598,838
Finished goods                         54,075            139,510

                                  $ 6,224,115        $ 6,282,373

Note D - EARNINGS PER SHARE

     The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                         Three Months Ended
                                   September 30,    October 2,
                                       2000            1999
Weighted average number
 of common shares outstanding
 (used for basic earnings
  per share)                        3,075,241       3,360,481

Effect of dilutive
  stock options                       109,071          45,910

Diluted shares outstanding
 (used for diluted earnings
  per share)                        3,184,312       3,406,391

Note E - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements"; SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This quidance is required to be implemented by Miller in the fourth fiscal quarter of 2001.
The Company is currently reviewing this quidance in order to determine the impact, if any, on its consolidated financial statements.

Note F - DISPOSITION OF KANSAS OPERATION

On August 20, 1999, Miller entered into an Asset Purchase Agreement with Andrew Corporation (the "Buyer") to sell certain assets used in the business operations of its Kansas facility. The Asset Purchase Agreement provided for the assignment of Miller's lease of its Kansas facility. The purchase price consisted of $3.5 million from the Buyer plus the Buyer's assumption of certain liabilities of the Kansas operation, including the Kansas facility lease which had previously been capitalized by Miller. The $3.5 million consisted of a $1.0 million base purchase price, which was paid at closing on August 20, 1999, and a contingent purchase price of $2.5 million, which was paid by the Buyer to Miller upon the assignment and transfer of a lease agreement for the Kansas facility. The assignment and transfer of the lease agreement for the Kansas facility by Miller to the Buyer was approved by the lessor, Coffey County, in November 1999. Miller reported a pre-tax gain on the sale of certain Kansas assets of $208,329 in the quarter ended October 2, 1999 and an additional gain of $1,238,379 during the quarter ended January 1, 2000 upon consumation of the assignment and transfer of the lease agreement.

Note G - NONRECURRING ITEMS

During the first fiscal quarter ended September 30, 2000, Miller recognized nonrecurring expenses aggregating $753,992, consisting of $206,325 of costs related to its recent merger activities and costs of $547,667 associated with contractual obligations for a retiring executive. Miller has incurred $649,440 in additional nonrecurring costs principally related to its merger activity after September 30, 2000.

Note H - COMMITMENTS AND CONTINGENCIES

On August 31, 2000, Miller entered an Agreement and Plan of Merger with Coachmen Industries, Inc. ("Coachmen") to acquire all of Miller's outstanding common stock for $8.40 in cash per share, plus up to an additional $.30 in cash per share provided certain conditions have been met by Miller, including the resolution of the dispute discussed in the following paragraph. Coachmen successfully completed its tender offer on October 19, 2000 and the merger was completed on October 31, 2000.

On August 22, 2000, Miller notified Modtech Holdings, Inc.
("Modtech") that it had entered into an agreement with Coachmen with respect to Coachmen's offer. Modtech indicated that they intended to hold Miller liable for the payment of a $1 million termination fee pursuant to the June 9, 2000 letter agreement between Miller and Modtech. On the same day, Miller filed a Complaint for Summary
Judgement requesting the court's declaration that Miller, among other things, had properly terminated its letter agreement with Modtech and that it had no obligation to pay the $1 million termination fee or any other amount to Modtech. On September 7, 2000, Modtech filed a Complaint against Miller requesting that, among other things, that Modtech did not breach its letter agreement with Miller and that Modtech is entitled to payment of the $1 million termination fee. In addition, Modtech requested that the Court order Miller to promptly consummate a merger with Modtech at a price of $8.05 per share and restrain Miller from taking any action in furtherance of the consummation of the transaction with Coachmen. Miller is unable to determine the success of its request for Summary Judgement and, accordingly, no provision has been made in Miller's September 30, 2000 financial statements for any termination fee or other amount due to Modtech.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are dependent on certain risks and uncertainties. Such factors, among others, are the mix between products with varying profit margins, the ability to achieve forecasted production levels through the second half of fiscal 2001, the strength of the economy in the various sections of the country served by the Company, the impact of our competitors on the profitability of our products, the future availability of raw materials, the anticipated adequacy of the Company's operating cash flows and credit facilities to finance operations, capital expenditures and other needs of its business. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Forward-looking statements contained herein are based on reasonable assumptions, any of which could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Financial Condition - September 30, 2000 compared to July 1, 2000

     At September 30, 2000, Miller's working capital was $14,475,397 compared to $13,737,699 at July 1, 2000. The working capital ratio was 2.8 to 1 at September 30, 2000 and 2.9 to 1 at July 1, 2000.

     Miller has an unsecured bank credit agreement which provides for advances up to $8,000,000 through November 30, 2000 and Miller expects this credit facility will be renewed through November 30, 2001. There were no outstanding borrowings under this credit agreement at September 30, 2000 and July 1, 2000.

     Miller believes operating cash flows and the bank credit agreement are sufficient to meet its operating needs.

Results of Operations - Three months ended September 30, 2000 compared to the three months ended October 2, 1999

     Net sales for the first quarter of fiscal 2001 increased 22.0% from the corresponding quarter in fiscal 2000. Net sales for the Structures product line ("Structures") increased 3.1% over the first quarter last year. Net sales increases at the Structures Pennsylvania and South Dakota locations were nearly offset by lower production levels at the Indiana plant and softness in the market at the Vermont plant. Net sales for the Telecom product line ("Telecom") increased 40.5% over the first quarter last year. This increase was the result of higher sales at all Telecom operations, particularly at the United operation. The Structures business is beginning to soften, however, the Telecom backlog is over 52% higher than last year at this time. The current backlogs should provide the basis for Miller to have strong second quarter sales and earnings.
We believe the United Telecom facility will continue to be a strong contributor to Miller's overall profitability.

     During the three-month period ended September 30, 2000, cost of products sold was 82.9% of net sales compared to 80.9% for the comparable period of fiscal 2000. The increase in cost of goods sold was principally the result of higher warranty, group health and workers compensation costs.

     Selling, general and administrative expenses for the three-month period ended September 30, 2000 increased 4.5% when compared to the similar period of fiscal 2000. The higher selling, general and administrative expenses were generally the result of higher salary and administrative expenses at the United operation. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended September 30, 2000 were 9.7%, compared to 11.3% in the comparable three-month period in fiscal 2000.

     During the first fiscal quarter ended September 30, 2000, Miller recognized nonrecurring expenses aggregating $753,992 consisting of $206,325 of costs related to its recent merger activities and costs of $547,667 associated with contractual obligations for a retiring executive. Miller has incurred $649,440 in additional nonrecurring costs principally related to its merger activity after September 30, 2000.

     Interest expense decreased $23,223 to $92,094 during the current three-month period compared to the similar period of the prior year. The decrease was attributable to lower levels of outstanding debt during the period.

     The provision for income taxes was 38.0% of income before income taxes for both the three months ended September 30, 2000 and for the comparable three-month period of fiscal 2000.

Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  See Index to Exhibits

    (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the three months ended September 30, 2000.

     July 14, 2000, press release announcing that Miller has received two indications of interest with respect to the acquisition of Miller. And a press release reporting that Reuters and possibly other news services, incorrectly released certain news about Miller.

     July 31, 2000, press release announcing that Miller has terminated merger negotiations with Modtech Holdings, Inc. And continues discussions with two other parties with respect to the acquisition of Miller.

          August 31, 2000, Miller Building Systems, Inc., Coachmen Industries, Inc., COA Housing Group, Inc. and Miller Acquisition
Corporation, executed an Agreement and Plan of Merger.


































                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MILLER BUILDING SYSTEMS, INC.
                                          (Registrant)




DATE: November 13, 2000             \Rick J. Bedell
                                    Rick J. Bedell
                                    President
                                    (Principal Executive
                                    Officer)



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